Form 10-Q
period 2011-03-31
RDA Holding Co.
filed 2011-05-16
CIK 1503813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission File Number: 333-170143-07

RDA HOLDING CO.

(Exact name of registrant as specified in its charter)

Delaware	37-1537045
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

750 Third Avenue
New York, New York 10017

(Address of principal executive offices) (Zip Code)

(646) 293-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§203.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of May 11, 2011, there was no public trading market for the registrant’s common stock.  There were 26,005,866 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 11, 2011.

RDA Holding Co., and Subsidiaries

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and the periods February 20 to March 31, 2010 (Successor Company) and January 1 to February 19, 2010 (Predecessor Company)	2

	Unaudited Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (Successor Company)	3

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and the periods February 20 to March 31, 2010 (Successor Company) and January 1 to February 19, 2010 (Predecessor Company)	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2011 (Successor Company)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Operations

(in millions)

(unaudited)

	Successor Company		Predecessor Company
	Three months ended March 31, 2011	February 20 to March 31, 2010	January 1 to February 19, 2010

Revenue	$326.0	$156.2	$257.7

Product, distribution and editorial expenses	154.8	63.9	112.9
Promotion, marketing and administrative expenses	228.5	89.9	155.1
Other operating items, net	4.6	5.2	14.0
Operating loss	(61.9)	(2.8)	(24.3)

Interest expense	13.8	11.9	8.8
Loss on deconsolidation of subsidiary	—	—	49.7
Other expense, net	1.5	0.4	9.6
Loss before reorganization items, income taxes and discontinued operations	(77.2)	(15.1)	(92.4)

Reorganization items	—	—	(1,906.6)
(Loss) income before income taxes and discontinued operations	(77.2)	(15.1)	1,814.2

Income tax expense (benefit)	4.5	(1.9)	54.0
(Loss) income from continuing operations	(81.7)	(13.2)	1,760.2

(Loss) income from discontinued operations, net of taxes	—	(0.6)	33.4
Net (loss) income	$(81.7)	$(13.8)	$1,793.6

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Balance Sheets

(in millions, except share and per share amounts)

(unaudited)

	Successor Company
	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$98.6	$169.4
Restricted cash	5.1	4.5
Accounts receivable, net	192.4	237.2
Inventories	71.5	62.5
Prepaid and deferred promotion costs	33.7	33.5
Prepaid expenses and other current assets	146.8	122.0
Assets held for sale	—	7.4
Total current assets	548.1	636.5
Property and equipment, net	61.0	59.3
Restricted cash	8.5	8.4
Goodwill	690.3	672.4
Other intangible assets, net	447.9	451.4
Prepaid pension assets	169.8	166.0
Other noncurrent assets	41.9	34.8
Total assets	$1,967.5	$2,028.8
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$167.0	$167.6
Accrued expenses	120.9	135.7
Income taxes payable	12.9	7.8
Unearned revenue	299.9	269.7
Other current liabilities	28.6	32.4
Total current liabilities	629.3	613.2
Long-term debt	511.1	510.7
Unearned revenue	104.8	94.3
Accrued pension	5.2	5.7
Postretirement and postemployment benefits other than pensions	12.2	12.9
Other noncurrent liabilities	202.8	199.4
Total liabilities	1,465.4	1,436.2
Common stock (Series A (voting) $0.001 par value: authorized - 39,000,000 shares; issued - 27,500,000 shares; outstanding - 26,005,866 and 27,500,000)	—	—
Treasury stock, at cost, 1,494,134 and zero shares	(43.3)	—
Paid-in capital, including warrants	599.2	597.6
Accumulated deficit	(111.3)	(29.6)
Accumulated other comprehensive income	57.5	24.6
Total stockholders’ equity	502.1	592.6
Total liabilities and stockholders’ equity	$1,967.5	$2,028.8

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Successor Company		Predecessor Company
	Three months ended March 31, 2011	February 20 to March 31, 2010	January 1 to February 19, 2010

Cash flows from operating activities:
Net (loss) income	$(81.7)	$(13.8)	$1,793.6
Adjustments to reconcile net (loss) income to operating cash flows:
Loss (income) from discontinued operations, net of taxes	—	0.6	(33.4)
Depreciation and amortization	17.6	7.9	6.6
Provision (benefit) for deferred income taxes	0.6	(2.0)	61.0
Amortization of bond discount	0.4	0.2	—
Amortization of debt issuance costs	0.7	4.7	3.8
Loss on deconsolidation of subsidiary	—	—	49.7
Non-cash loss in financing foreign exchange	—	—	6.3
Gain on settlement of pre-petition liabilities	—	—	(1,765.1)
Revaluation of assets and liabilities in fresh start accounting	—	—	(163.1)
Stock-based compensation expense	1.6	—	0.2
Net (gain) loss on sale or disposal of certain assets	(1.1)	—	0.3
Changes in assets and liabilities, net of effects of dispositions:
Restricted cash	(0.4)	13.9	(29.2)
Accounts receivable, net	49.7	36.7	27.4
Inventories	(7.1)	(0.9)	1.5
Prepaid and deferred promotion costs	0.9	(4.4)	5.8
Other assets	(28.0)	(29.9)	45.8
Unearned revenue	37.0	4.6	2.6
Income taxes	(1.2)	(1.5)	(8.6)
Accounts payable and accrued expenses	(20.2)	(64.3)	(16.3)
Other liabilities	(3.7)	3.8	(4.5)
Net change in cash due to continuing operating activities	(34.9)	(44.4)	(15.6)
Net change in cash due to discontinued operating activities	—	(0.3)	5.8
Net change in cash due to operating activities	$(34.9)	$(44.7)	$(9.8)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Successor Company		Predecessor Company
	Three months ended March 31, 2011	February 20 to March 31, 2010	January 1 to February 19, 2010

Cash flows from investing activities:
Capital expenditures	$(5.2)	$(0.6)	$(1.6)
Purchases of intangible assets	—	—	(0.4)
Proceeds from sale of a business	—	—	30.8
Proceeds from sale of assets	8.4	—	—
Investing restricted cash	—	21.0	(21.0)
Loss of cash due to subsidiary deconsolidation	—	—	(16.5)
Net change in cash due to investing activities	$3.2	$20.4	$(8.7)
Cash flows from financing activities:
Proceeds from borrowings	—	509.3	—
Debt payments	—	(555.3)	—
Restricted cash	—	(509.3)	509.3
Escrow liability	—	509.3	(509.3)
Cash paid for financing fees	(0.2)	(11.5)	(9.5)
Repurchase of Successor Company common stock	(43.3)	—	—
Net change in cash due to financing activities	$(43.5)	$(57.5)	$(9.5)
Effect of exchange rate changes on cash and cash equivalents	4.4	1.6	0.2
Net change in cash and cash equivalents	(70.8)	(80.2)	(27.8)
Cash and cash equivalents at beginning of period	169.4	269.6	297.4
Cash and cash equivalents at end of period	$98.6	$189.4	$269.6
Supplemental information
Cash paid for interest	$12.7	$—	$6.0
Cash paid for income taxes	$4.0	$1.2	$1.3

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(in millions)

(unaudited)

	Successor Company
	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2010	$—	$—	$597.6	$(29.6)	$24.6	$592.6
Net loss	—	—	—	(81.7)	—	(81.7)
Other comprehensive income:
Translation gain	—	—	—	—	32.9	32.9
Total comprehensive loss						(48.8)
Stock-based compensation expense	—	—	1.6	—	—	1.6
Repurchase of Successor Company common stock	—	(43.3)	—	—	—	(43.3)
Balance at March 31, 2011	$—	$(43.3)	$599.2	$(111.3)	$57.5	$502.1

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Note 1                    Organization and Summary of Significant Accounting Policies

Organization and Business

RDA Holding Co. is principally a holding company.  We conduct our operations primarily through our wholly-owned subsidiary, The Reader’s Digest Association, Inc. (“RDA”), and subsidiaries of RDA.  RDA Holding Co.’s primary asset is its sole ownership of all issued and outstanding shares of common stock of RDA.  References in the Notes to Consolidated Financial Statements to “we,” “us,” “our,” “HoldCo” and the “Company” are to RDA Holding Co., and subsidiaries.

RDA is a global multi-brand and multi-platform media and direct marketing company that educates, entertains and connects audiences around the world.  We are dedicated to providing our customers with the inspiration, ideas and tools that simplify and enrich lives.  RDA markets books, magazines, recorded music collections, home video products and other products.  We sell our products worldwide through direct marketing and other sales channels.

On April 24, 2011, the Company entered into a separation agreement with Mary G. Berner, then President and Chief Executive Officer (“CEO”).  The Board of Directors (“Board”) has named Thomas Williams to serve as President and CEO of the Company, effective April 25, 2011.  See Note 14, Subsequent Events, for further information.

On April 18, 2011, holders of a majority of the Company’s outstanding common stock removed seven of the eight members of our Board and filled all vacancies with new members.  This event caused an event of default on the Senior Credit Facility (as defined in Note 10, Debt), and accelerated the vesting of stock options and restricted stock unit awards.  See Note 14, Subsequent Events, for further information.

On February 28, 2011, the Company announced the final results of its share repurchase tender offer, which expired at 11:59 p.m., EST, on February 25, 2011.  The Company purchased 1,494,134 shares of common stock at a price of $29.00 per common share for a total cost of $43.3.  The shares of common stock accepted for purchase pursuant to the tender offer represented approximately 5.4% of the Company’s then outstanding shares of common stock.  The Company funded the repurchase of the shares using available cash.

Basis of Presentation

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2010 financial statements and accompanying notes.

We typically generate our strongest revenue in the fourth calendar quarter due to consumer purchases during the holiday season.  Summer and fall are the most active promotional periods in our United States segment for our magazine and books and home entertainment businesses, in part due to the significant percentage of our revenue that result from holiday gifts.  These periods of increased promotions have a significant impact on our profitability during such periods.  Our international segments are also seasonal, with fluctuations in profits as a result of the timing of customer acquisition mailings (generally made in January and July, depressing first and third calendar quarter profits as a result), and revenue tends to be strongest in our fourth calendar quarter due to holiday consumer purchases.

As discussed in Note 2, Reorganization and Emergence from Chapter 11, the Company emerged from chapter 11 bankruptcy protection on February 19, 2010 (“Effective Date”), and adopted fresh start accounting in accordance with Accounting Standards Codification (“ASC”), Topic 852, Reorganizations (“ASC 852”).  The adoption of fresh start accounting resulted in our becoming a new entity for financial reporting purposes.  Accordingly, our consolidated financial statements on February 19, 2010 and subsequent periods are not comparable, in various material respects, to our consolidated financial statements prior to that date.

The Company, when used in reference to the period including and subsequent to February 20, 2010 (“Post Emergence”), refers to the “Successor Company”, and when used in reference to the period prior to February 20, 2010 (“Pre Emergence”), refers to the “Predecessor Company”.

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2011 and the periods February 20 to March 31, 2010 (Successor Company) and January 1 to February 19, 2010 (Predecessor Company) include the consolidated accounts of RDA Holding Co., and its subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

These statements, in the opinion of management, have been prepared following the requirements of U.S. GAAP for interim reporting, applying certain assumptions and estimates, including all normal, recurring adjustments considered necessary to present such information fairly.  Operating results for any interim period are not necessarily indicative of the results for an entire year due to, among other things, the seasonality of our business.  In preparing the consolidated financial statements in conformity with U.S. GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.  Such amounts include the Company’s reclassification of software to be sold or leased.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which represents an update to ASC 820, Fair Value Measurements and Disclosures.  ASU 2010-06 provides new disclosure guidance for Level 3 fair value measurement activity, requiring separate presentation of information about purchases, sales, issuances and settlements.  This update is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.  The Company adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)-Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which represents an update to ASC 605, Revenue Recognition.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on the following: (i) vendor-specific objective evidence; (ii) third-party evidence; or (iii) estimated selling price.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  This update is effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010.  The Company adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial statements.

Note 2                    Reorganization and Emergence from Chapter 11

Emergence from Reorganization Proceedings

On August 24, 2009 (“Petition Date”), RDA Holding Co., and substantially all of its United States subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court” or “Court”).  The chapter 11 Cases were jointly administered under the caption In re: The Reader’s Digest Association, Inc., et al., Case No. 09-23529 (“chapter 11 Cases”).  On January 19, 2010, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Proposed Joint Chapter 11 Plan of Reorganization (“Plan of Reorganization” or “Plan”).  The Plan became effective when all material conditions of our Plan were satisfied and the Debtors emerged from bankruptcy protection on February 19, 2010, the Effective Date.

Upon emergence from bankruptcy protection, the Company adopted “fresh start accounting” provisions of ASC 852.  Under fresh start accounting, a new reporting entity was deemed to have been created and all assets and liabilities were revalued to their fair values.  Accordingly, the consolidated financial statements for the reporting entity prior to February 19, 2010 are not comparable to the consolidated financial statements for the reporting entity subsequent to that date.

Discharge and Treatment of Claims

As of the Effective Date, the Debtors were discharged and released from all liabilities, claims and interests arising prior to the Petition Date in accordance with the provisions of the Plan.

Claims Resolution and Plan Distributions

The pre-petition claims of the Debtors were evidenced in the schedules of liabilities filed by the Debtors and proofs of claim filed by creditors by the deadline established by the Court (November 16, 2009 for most claims).  Claims that were not objected to by the deadline set forth in the Plan (180 days from the February 19, 2010 Effective Date) were deemed to be allowed claims.  Claims that were objected to were allowed or disallowed through a claims resolution process before the Bankruptcy Court.  Pursuant to objections filed by the Debtors, the Court has reduced, reclassified and/or disallowed claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated.  Many other claims were resolved prior to the Effective Date through settlement or by Court order.  Except with respect to any late filed claims, the claims resolution process is complete, and we expect the chapter 11 Cases to be closed in the second quarter of 2011.

Note 3                    Other Operating Items, Net

Items included in other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy and the implementation of fresh start accounting; (iii) professional fees, contractual charges and other periodic costs related to the strategic repositioning of our businesses; and (iv) gain or loss on the disposal of assets. The table below reflects other operating items, net expenses:

	Successor Company		Predecessor Company
	Three months ended March 31, 2011	February 20 to March 31, 2010	January 1 to February 19, 2010

Restructuring charges	$3.7	$0.3	$10.6
Professional fees associated with bankruptcy, fresh start accounting, reorganization and restructuring	2.0	4.9	3.1
Sale or disposal of certain assets	(1.1)	—	0.3
Total	$4.6	$5.2	$14.0

Restructuring Actions

Restructuring charges are recorded in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”) or ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”).  Employees terminated as a result of our restructuring activities were terminated under our pre-existing severance policy; therefore, we recognized severance amounts pursuant to ASC 712.  Severance charges represent the cost to separate employees from our operations to streamline the organization.  As such, severance amounts are recorded when a termination plan is developed and approved, including the identification of positions to be separated, and when payment is probable and estimable.  Other amounts related to restructuring actions, including charges to terminate contractual obligations in connection with streamlining activities, are recorded in accordance with ASC 420.

Effective April 2, 2009, our Reader’s Digest Association, Inc. Retirement Plan (“U.S. Qualified Pension Plan” or “Retirement Plan”) was amended to provide additional benefits to employees involuntarily terminated.  As a result, a portion of our severance obligation is being satisfied by payments from the U.S. Qualified Pension Plan.  See Note 11, Benefit Plans, for further information.

For the three months ended March 31, 2011, we recorded new restructuring activities of $3.7.  This was primarily related to $2.2 in severance, principally due to continued headcount reductions in our Europe and APLA regions.  Additionally, we recorded $0.9 in contractual charges related to the abandonment of one floor of our White Plains, New York facility, due to additional charges to ready the space for sublease and adjustments to our expected sublease income; along with $0.6 in contractual charges related to abandonment of leases in APLA and Canada.  Employee severance payments are expected to be substantially completed by the end of 2011.

For the period February 20 to March 31, 2010, we recorded new professional fees of $4.9 related to bankruptcy and fresh start accounting.  We also recorded new restructuring activities of $0.3, related to continuing our consolidation of functions across our United States business units.  Employee severance payments are expected to be substantially completed by the end of 2012.

During the period January 1 to February 19, 2010, we recorded new restructuring activities of $10.6, primarily related to severance in our international locations, principally France.  Employee severance payments are expected to be substantially completed by the end of 2011.

The table below reflects changes in our restructuring accruals, by type of initiative, for the Successor Company, for the three months ended March 31, 2011:

	Successor Company
	Severance				Contracts
	2011	2010			2011	2010
	Successor	Successor	Predecessor		Successor	Successor	Predecessor
	Company	Company	Company	Total	Company	Company	Company	Total	Grand
	Initiatives	Initiatives	Initiatives	Severance	Initiatives	Initiatives	Initiatives	Contracts	Total
Balance at December 31, 2010	$—	$8.9	$3.6	$12.5	$—	$4.8	$—	$4.8	$17.3
Accruals, net	3.1	(0.4)	(0.5)	2.2	0.6	0.9	—	1.5	3.7
Spending	(0.8)	(5.9)	(0.9)	(7.6)	(0.3)	(0.4)	—	(0.7)	(8.3)
Balance at March 31, 2011	$2.3	$2.6	$2.2	$7.1	$0.3	$5.3	$—	$5.6	$12.7

Cumulative Amounts
Predecessor Company’s liabilities assumed in fresh start accounting	$—	$—	$14.5	$14.5	$—	$—	$0.3	$0.3	$14.8
Accruals, net	3.1	22.0	(5.2)	19.9	0.6	5.7	(0.2)	6.1	26.0
Spending	(0.8)	(19.4)	(7.1)	(27.3)	(0.3)	(0.4)	(0.1)	(0.8)	(28.1)
Balance at March 31, 2011	$2.3	$2.6	$2.2	$7.1	$0.3	$5.3	$—	$5.6	$12.7

The table below reflects changes in our restructuring accruals, by reportable segment, for the Successor Company, for the three months ended March 31, 2011:

	Successor Company
	Severance					Total	Contracts			Grand
	US	Europe	APLA	Canada	LED	Severance	US	APLA	Canada	Total
Balance at December 31, 2010	$0.3	$9.2	$2.0	$0.9	$0.1	$12.5	$4.8	$—	$—	$17.3
Accruals, net	(0.1)	0.9	1.4	0.1	(0.1)	2.2	0.9	0.5	0.1	3.7
Spending	(0.1)	(5.6)	(1.5)	(0.4)	—	(7.6)	(0.4)	(0.2)	(0.1)	(8.3)
Balance at March 31, 2011	$0.1	$4.5	$1.9	$0.6	$—	$7.1	$5.3	$0.3	$—	$12.7

Cumulative Amounts
Predecessor Company’s liabilities assumed in fresh start accounting	$1.3	$11.3	$1.3	$0.4	$0.2	$14.5	$—	$0.3	$—	$14.8
Accruals, net	6.2	6.4	6.0	1.5	(0.2)	19.9	5.7	0.3	0.1	26.0
Spending	(7.4)	(13.2)	(5.4)	(1.3)	—	(27.3)	(0.4)	(0.3)	(0.1)	(28.1)
Balance at March 31, 2011	$0.1	$4.5	$1.9	$0.6	$—	$7.1	$5.3	$0.3	$—	$12.7

Note 4                    Deconsolidation

Effective February 17, 2010, the Company deconsolidated RDA UK as a result of RDA UK filing for administration.  As of the aforementioned date, the United Kingdom High Court of Justice appointed an administrator who replaced management and the Board of Directors of RDA UK, and is responsible for any decision making regarding the day-to-day operations, assets, liabilities and capital of RDA UK.  As a result, we relinquished our controlling financial interest in RDA UK.  Therefore, in accordance with ASC Topic 810, Consolidation, the financial results of RDA UK are no longer included in our consolidated financial results for periods beginning after February 17, 2010.

We recognized a pre-tax loss of $49.7 as a result of deconsolidating RDA UK on February 17, 2010.  The loss recognized upon deconsolidation of RDA UK represents the difference between the carrying value of the former subsidiary immediately before deconsolidation and the estimated fair value of any retained noncontrolling investment in RDA UK, which was zero on February 17, 2010.

On April 9, 2010, the Company entered into a license agreement with a third party to publish the United Kingdom edition of Reader’s Digest magazine and sell other products under the Reader’s Digest brand.

Note 5              Reorganization Items

In accordance with ASC 852, reorganization items are presented separately in the accompanying consolidated statements of operations and include expenses, gains and losses directly related to the Debtors’ reorganization proceedings.  A summary of reorganization items for the Pre Emergence period is shown below:

Predecessor Company
January 1 to February 19, 2010
Gain on settlement of pre-petition liabilities (a)	$(1,765.1)
Pre emergence gain on settlement of pre-petition liabilities (a)	(2.1)
Revaluation of assets and liabilities (b)	(163.1)
Professional fees directly related to reorganization (c)	13.6
Rejected leases (d)	7.2
Compensation and retention (e)	1.3
Other	1.6
Total reorganization items	$(1,906.6)

(a)   The gain at emergence and pre emergence gain on settlement of pre-petition liabilities reflected amounts related to negotiated settlements of pre-petition obligations, pursuant to the Plan of Reorganization, upon and prior to emergence from bankruptcy.

(b)  The revaluation of assets and liabilities related to fresh start accounting adjustments in accordance with ASC 852.

(c)   Professional fees directly related to reorganization included fees associated with advisors to the Debtors, unsecured creditors and secured creditors.

(d)  Rejected leases reflected amounts recorded to settle leases rejected by the Company and approved by the Bankruptcy Court.

(e)   The compensation and retention reflected bonus accruals for incentive compensation plans established under the Plan of Reorganization, which were directly linked to the reorganization.

Post Emergence payments for reorganization items included $43.2 for the settlement of pre-petition liabilities and $19.2 for professional fees for the period February 20 to March 31, 2010.

Pre Emergence payments for reorganization items included $3.9 for the settlement of pre-petition liabilities and $8.4 for professional fees for the period January 1 to February 19, 2010.

Note 6                    Income Tax

For the three months ended March 31, 2011, the Company recorded an income tax expense of $4.5.  For the periods February 20 to March 31, 2010 and January 1 to February 19, 2010, the Company recorded an income tax benefit of $1.9 and an income tax expense of $54.0, respectively.  The income tax expense for the three months ended March 31, 2011 predominately reflects the application of the Company’s estimated annual effective tax rate to the first quarter loss.  Our estimated annual effective tax rate benefit reflects projected foreign earnings in low tax jurisdictions, in excess of losses in higher rate jurisdictions.  The result is a negative annual effective tax rate, which when applied to the first quarter loss, creates a tax expense.  The income tax benefit in the period February 20 to March 31, 2010 reflected the establishment of a valuation allowance on certain tax assets and the continued tax impact of fresh start accounting.  The income tax expense in the period January 1 to February 19, 2010 is primarily related to the cancellation of indebtedness income resulting from emergence from bankruptcy and the tax impact of fresh start accounting.

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.  The amount of unrecognized tax benefits, including interest from uncertain tax positions, at March 31, 2011 and December 31, 2010 are $24.2 and $22.6, respectively.

Note 7                    Discontinued Operations and Assets Held for Sale

In January 2011, we sold our French facility for $8.3, and recognized a gain on the sale of $1.1.  This asset was classified in assets held for sale in our December 31, 2010 consolidated balance sheet.

In January 2010, we sold CompassLearning, Inc. (“CompassLearning”), our educational software division, for a purchase price of $30.8.  We recognized a gain on the sale, net of taxes, of $30.8 for the period January 1 to February 19, 2010.  This business qualified as discontinued operations under ASC 360, Property, Plant and Equipment.  We reported the results of operations and consolidated financial position of this business in discontinued operations within the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows for the periods February 20 to March 31, 2010 and January 1 to February 19, 2010.

The (loss) income from discontinued operations, net of taxes, for the periods February 20 to March 31, 2010 and January 1 to February 19, 2010 is as follows:

	Successor Company	Predecessor Company
	February 20 to March 31, 2010	January 1 to February 19, 2010

Revenue	$—	$2.6
(Loss) income from discontinued operations before income taxes	(0.6)	1.0
Income tax benefit on discontinued operations	—	(1.6)
(Loss) income from discontinued operations, net of taxes, before gain on sales	(0.6)	2.6
Gain on sale of divested business, net of taxes	—	30.8
(Loss) income from discontinued operations, net of taxes	$(0.6)	$33.4

The gain on the sale of the CompassLearning divested business, net of taxes was as follows:

Predecessor Company
January 1 to February 19, 2010

Sales price	$30.8
Net tangible assets	(3.0)
Associated intangible assets	0.6
Transaction costs	2.4
Gain on sale of divested business, net of taxes	$30.8

The tax expense resulting from the sale was fully offset by the reversal of the valuation allowance recorded on CompassLearning’s net operating loss carryforwards.

Note 8                    Accounts Receivable, Net

The components of accounts receivable, net are as follows:

	Successor Company
	March 31, 2011	December 31, 2010
Gross trade accounts receivable	$348.1	$410.1
Reserve for returns	(60.3)	(68.1)
Reserve for bad debts and allowances	(95.4)	(104.8)
Accounts receivable, net	$192.4	$237.2

Note 9                    Inventories

The components of inventories are as follows:

	Successor Company
	March 31, 2011	December 31, 2010
Raw materials	$1.6	$1.8
Work-in-progress	3.8	4.1
Finished goods	66.1	56.6
Inventories	$71.5	$62.5

Note 10                  Debt

The components of debt are as follows:

	Successor Company
	March 31, 2011	December 31, 2010
Senior Secured Notes	$525.0	$525.0
Discount on Senior Secured Notes	(13.9)	(14.3)
Long-term debt	$511.1	$510.7

Interest Expense

Interest expense attributable to our outstanding debt is $13.8 for the three months ended March 31, 2011, and was $11.9 for the periods February 20 to March 31, 2010 and $8.8 for January 1 to February 19, 2010, including the amortization of deferred financing fees and bond discount of $1.1, $4.9 and $3.8, respectively.  The weighted average interest rate on our borrowings for the three months ended March 31, 2011 is 9.5%.  The weighted average interest rate on our borrowings for the period February 20 to March 31, 2010 was 9.5% and January 1 to February 19, 2010 was 10.8%.

Since the Petition Date, we recorded post-petition interest on pre-petition obligations only to the extent that we believed the interest would have been paid during the chapter 11 proceedings or that it was probable that the interest would have been an allowed claim.  Had we recorded interest based on all of our pre-petition contractual obligations, interest expense would have increased by $18.1 for the period January 1 to February 19, 2010, including amortization of debt costs of $3.8.

Senior Secured Notes

On February 11, 2010, RD Escrow Corporation, a subsidiary of RDA, entered into an Indenture (“Indenture”) with, RDA, RDA Holding Co., and substantially all of our existing wholly-owned direct and indirect domestic subsidiaries (collectively referred to as the “Guarantors”), Wells Fargo Bank, N.A., as Trustee, and Wilmington Trust FSB, as Collateral Agent, pursuant to which RDA issued the Floating Rate Senior Secured Notes due 2017 (“Senior Secured Notes”) in a private offering under the Securities Act of 1933.  We issued the Senior Secured Notes at 97% of their face value.  Financing fees of $16.0 related to the Senior Secured Notes were deferred and are amortized under the effective interest rate method over the life of the Senior Secured Notes.

In October 2010, RDA Holding Co. and its subsidiaries filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (“SEC”), in connection with our offer to exchange up to $525.0 of our Senior Secured Notes for a like principal amount of Floating Rate Senior Secured Notes due 2017 (“Exchange Notes”).  We completed the exchange offer in March 2011.  The Exchange Notes are guaranteed by the Guarantors on a senior secured basis, with terms substantially identical in all material respects to the unregistered Senior Secured Notes, except that the Exchange Notes do not contain terms restricting their transfer.

The Senior Secured Notes mature on February 15, 2017.  The Senior Secured Notes bear interest at a rate per annum equal to LIBOR (as defined, subject to a three month LIBOR floor of 3.0%) plus 6.5%.  The LIBOR component of the interest rate will be reset quarterly and commenced on May 15, 2010.  Interest on the Senior Secured Notes will be payable on February 15, May 15, August 15 and November 15, as commenced on May 15, 2010, and began accruing from the issue date of the Senior Secured Notes.

The Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally by RDA Holding Co., and by all of our existing and future wholly-owned direct and indirect domestic subsidiaries (other than Direct Holdings IP, L.L.C., an indirect bankruptcy remote subsidiary of RDA that holds our license to use the Time Life brand, and whose sole function is to license the brand to a guarantor).  The Senior Secured Notes are also fully and unconditionally guaranteed on a senior secured basis by our subsidiaries that guarantee our indebtedness or indebtedness of another guarantor.  Under certain circumstances, including the sale of subsidiary Guarantors and legal defeasance of the Senior Secured Notes, subsidiary Guarantors may be released from their guarantees without the consent of the holders of Senior Secured Notes.  The Senior Secured Notes are secured by a first priority security interest on substantially all of the assets of the Company and the Guarantors, including 100% of the capital stock of the Company and its domestic subsidiaries and 65% of the capital stock of its first-tier foreign subsidiaries, in each case subject to certain exceptions set forth in the Indenture and related documentation.

The Senior Secured Notes and guarantees are our general senior secured obligations and rank equally in right of payment with all of our and the Guarantors’ existing and future senior indebtedness but are, together with obligations under the Senior Credit Facility (as defined below) and any other secured obligations, effectively senior in right of payment to our existing and future unsecured obligations to the extent of the value of the collateral.

We may redeem, at our option, some or all of the Senior Secured Notes at any time on or after February 15, 2013, based on the redemption prices set forth in the Indenture, together with accrued and unpaid interest, if any, to the date of redemption.

At any time prior to February 15, 2013, we may redeem up to 35% of the original principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at the redemption price set forth in the Indenture.  We may also, prior to February 15, 2013, redeem some or all of the Senior Secured Notes, in each case, at a price equal to 100% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, plus a “make-whole” premium.

We may be required to make offers to repurchase some of the Senior Secured Notes from the proceeds of certain asset sales or from excess cash flow, as defined in our Indenture.  The offers would be at a purchase price in cash equal to 100% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest.

Upon the occurrence of a change of control (as defined in the Indenture) of RDA holders of the Senior Secured Notes have the right to require us to repurchase all or a portion of the Senior Secured Notes at a purchase price in cash equal to 101% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest.

The Indenture, among other things, limits our ability and the ability of our restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness; (ii) issue redeemable stock and preferred stock; (iii) pay dividends or make distributions or redeem or repurchase capital stock; (iv) prepay, redeem or repurchase certain debt; (v) make loans and investments; (vi) incur liens; (vii) restrict dividends, loans or asset transfers from our subsidiaries; (viii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (ix) consolidate or merge with or into, or sell substantially all of our assets to, another person; (x) enter into transactions with affiliates; and (xi) enter into new lines of business.  We were in compliance with our Indenture at March 31, 2011.

Senior Credit Facility

On February 19, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent; the Guarantors (which include us and are defined therein); J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (U.S.A.) LLC and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunners; and JPMorgan Chase Bank, N.A., Bank of America, N.A., Credit Suisse AG and Goldman Sachs Credit Partners L.P., as lenders, providing for a three year revolving credit facility (“Senior Credit Facility”) of up to $50.0 with a $25.0 letter of credit sub-facility.  The proceeds of any revolving loans will be used for working capital and general corporate purposes.  Financing fees of $0.9 related to the Senior Credit Facility were deferred and are amortized under the effective interest rate method, over a life of three years.  On March 31, 2010, we entered into an amendment to the Senior Credit Facility to permit existing cash-collateralized letters of credit to be issued under the $25.0 letter of credit sub-facility of the Senior Credit Facility, thereby enabling the release of the related cash collateral.

Borrowings under the Senior Credit Facility are denominated in U.S. dollars and bear interest at a rate, at our option, of either (i) a base rate plus a margin of 3.0% per annum or (ii) a Eurodollar rate (not to be less than 2.0% per annum) plus a margin of 4.0% per annum.  In an event of default, we will be required to pay interest at an otherwise applicable rate plus 2.0% per annum.

We are required to pay a commitment fee of 1.0%, which will accrue on the unused portion of the commitments.  For issued but undrawn letters of credit, we are required to pay a fee of 4.0% per annum, payable quarterly.

As of March 31, 2011, there are no borrowings under the Senior Credit Facility.  The Senior Credit Facility is fully and unconditionally guaranteed on a first priority secured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The obligations and guaranty under the Senior Credit Facility are secured by a first priority security interest in the same collateral that secures the Senior Secured Notes.

The Senior Credit Facility contains substantially the same covenants and limitations as the Senior Secured Notes.  In addition, there is a financial covenant that limits our maximum allowed leverage ratio.  The Company was in compliance with all covenants at March 31, 2011.  See Note 14, Subsequent Events, for further information regarding compliance with covenants subsequent to March 31, 2011.

Letters of Credit

As of March 31, 2011 and December 31, 2010, there are $18.7 and $18.6, respectively, in standby letters of credit against our Senior Credit Facility which are serving as security, primarily related to real estate leases entered into by RDA, Direct Holdings, and Allrecipes.com, Inc.; certain contested tax liabilities in Russia; and as security for surety bonds related to sweepstakes promotions and customs duties.

As of March 31, 2011, there are no cash-collateralized letters of credit outstanding.

Fair Values

Based on market prices at March 31, 2011, the fair value of our $525.0 Senior Secured Notes is approximately $544.7.  Based on market prices at December 31, 2010, the fair value of our $525.0 Senior Secured Notes was approximately $519.8.  The Senior Secured Notes are fair valued based on Level 2 of the fair value hierarchy, based on quoted prices for our Senior Secured Notes in markets that are not active.

Note 11                  Benefit Plans

We sponsor various pension and postretirement benefit plans, including those for certain employees in the United States and internationally.

Components of net periodic pension benefit are as follows:

	Successor Company		Predecessor Company
	Three months ended March 31, 2011	February 20 to March 31, 2010	January 1 to February 19, 2010

Service cost	$1.1	$0.6	$1.1
Interest cost	6.1	3.0	5.4
Expected return on plan assets	(10.3)	(5.5)	(9.9)
Amortization of net actuarial gain	—	—	0.4
Cost for special termination benefits (a)	0.5	—	0.6
Net periodic pension benefit	$(2.6)	$(1.9)	$(2.4)

(a)     Cost for special termination benefits is included in other operating items, net in our consolidated statements of operations.

For the three months ended March 31, 2011, $0.9 was contributed to our international pension plans.  We contributed $0.1 to our international pension plans for each of the periods February 20 to March 31, 2010 and January 1 to February 19, 2010.

Our Retirement Plan in the United States is over funded; therefore, we did not make any contributions for the three months ended March 31, 2011 or for the periods February 20 to March 31, 2010 and January 1 to February 19, 2010.

We also sponsor certain postretirement benefit plans in the United States and Canada.  The table below details the components of our net periodic postretirement cost (benefit):

	Successor Company		Predecessor Company
	Three months ended March 31, 2011	February 20 to March 31, 2010	January 1 to February 19, 2010

Interest cost	$0.2	$0.1	$0.1
Amortization of prior service credit	—	—	(0.2)
Amortization of net actuarial gain	—	—	(0.2)
Net periodic postretirement cost (benefit)	$0.2	$0.1	$(0.3)

Note 12                  Segments

Reportable segments are based on our method of internal reporting.  We present our segment revenue as if the intercompany transactions were with third parties.  Revenue and expenses attributable to intercompany transactions are eliminated to reconcile our reportable segment amounts to consolidated amounts, as reported in our consolidated statements of operations.

Reportable Segment Financial Information:

	Successor Company		Predecessor Company
	Three months ended March 31, 2011	February 20 to March 31, 2010	January 1 to February 19, 2010

Revenue
United States	$114.4	$59.8	$74.4
Europe (a)	121.9	52.9	92.4
Asia Pacific & Latin America	57.7	27.5	34.4
Canada	22.8	9.7	15.2
Lifestyle & Entertainment Direct	30.4	24.4	36.2
Other	5.5	2.7	5.7
Intercompany eliminations	(1.8)	(0.2)	(0.6)
Fair value adjustments (b)	(24.9)	(20.6)	—
Total revenue	$326.0	$156.2	$257.7

Operating (loss) income
United States	$(1.9)	$6.1	$3.0
Europe (a)	(11.6)	7.0	(8.1)
Asia Pacific & Latin America	1.8	3.7	0.2
Canada	0.8	(1.0)	1.7
Lifestyle & Entertainment Direct	(5.1)	2.2	6.1
Other	0.5	(0.2)	1.9
Corporate unallocated	(24.3)	(9.4)	(15.1)
Fair value adjustments (b)	(17.5)	(6.0)	—
Other operating items, net (c)	(4.6)	(5.2)	(14.0)
Operating loss	$(61.9)	$(2.8)	$(24.3)

(a)   Our Europe segment includes the results of RDA UK business prior to the deconsolidation on February 17, 2010.

(b)  Fair value adjustments include the amortization of the fair value reduction to unearned revenue and related deferred cost accounts resulting from the application of fresh start accounting upon our emergence from bankruptcy.

(c)   Items included in other operating items, net consist of the following:  (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy and the implementation of fresh start accounting; (iii) professional fees, contractual charges and other periodic costs related to the strategic repositioning of our businesses; and (iv) gain or loss on the disposal of assets.  See Note 3, Other Operating Items, Net.

Note 13                  Guarantor and Non-Guarantor Financial Information

RDA Holding Co., and our domestic subsidiaries guarantee the Senior Secured Notes issued by RDA (collectively, the “Guarantor Subsidiaries”) jointly and severally, irrevocably and unconditionally.  The Guarantor Subsidiaries do not include foreign subsidiaries, domestic subsidiaries whose assets substantially consist of voting stock of one or more foreign subsidiaries, or non-wholly-owned subsidiaries (subject to certain limited exceptions such as in the event that such non-wholly-owned subsidiary guarantees debt issued in a capital markets transaction).  Our subsidiaries that are not Guarantor Subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Senior Secured Notes.

The following tables present consolidated condensed balance sheets as of March 31, 2011 and December 31, 2010 (Successor Company), for RDA Holding Co, (the parent) and RDA (the issuer), both of which are presented on a stand-alone basis; Guarantor Subsidiaries, on a combined basis; and Non-Guarantor Subsidiaries, on a combined basis.  The consolidated statements of operations and the consolidated condensed statements of cash flows for the same entities are presented for the Successor Company for the three months ended March 31, 2011 and the period February 20 to March 31, 2010; and for the Predecessor Company for the period January 1 to February 19, 2010.

Consolidated statement of operations for the three months ended March 31, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$16.8	$115.2	$195.8	$(1.8)	$326.0
Product, distribution and editorial expenses	—	11.0	58.1	87.5	(1.8)	154.8
Promotion, marketing and administrative expenses	—	26.4	74.3	127.8	—	228.5
Other operating items, net	—	4.2	(1.5)	1.9	—	4.6
Operating loss	—	(24.8)	(15.7)	(21.4)	—	(61.9)

Interest expense	—	13.8	—	—	—	13.8
Other (income) expense, net	—	(6.2)	1.4	6.3	—	1.5
Loss (income) from investment in subsidiaries	81.7	47.6	(0.3)	—	(129.0)	—
Loss before income taxes	(81.7)	(80.0)	(16.8)	(27.7)	129.0	(77.2)

Income tax expense	—	1.7	1.6	1.2	—	4.5

Net loss	$(81.7)	$(81.7)	$(18.4)	$(28.9)	$129.0	$(81.7)

Consolidated condensed balance sheet as of March 31, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$40.3	$159.4	$369.5	$(21.1)	$548.1
Property and equipment, net	—	34.1	13.6	13.3	—	61.0
Restricted cash	—	1.6	—	6.9	—	8.5
Goodwill	—	—	329.3	361.0	—	690.3
Other intangible assets, net	—	—	186.5	261.4	—	447.9
Prepaid pension assets	—	140.3	—	29.5	—	169.8
Investments in subsidiaries	502.1	864.5	23.4	—	(1,390.0)	—
Intercompany noncurrent receivables	—	104.5	—	—	(104.5)	—
Other noncurrent assets	—	18.9	17.6	5.4	—	41.9
Total assets	$502.1	$1,204.2	$729.8	$1,047.0	$(1,515.6)	$1,967.5

Liabilities and stockholders’ equity
Current liabilities	$—	$82.9	$289.6	$277.9	$(21.1)	$629.3
Long-term debt	—	511.1	—	—	—	511.1
Unearned revenue	—	—	102.8	2.0	—	104.8
Accrued pension	—	—	—	5.2	—	5.2
Postretirement and postemployment benefits other than pensions	—	10.8	—	1.4	—	12.2
Intercompany noncurrent payables	—	—	11.8	92.7	(104.5)	—
Other noncurrent liabilities	—	97.3	24.5	81.0	—	202.8
Total liabilities	—	702.1	428.7	460.2	(125.6)	1,465.4
Stockholders’ equity	502.1	502.1	301.1	586.8	(1,390.0)	502.1
Total liabilities and stockholders’ equity	$502.1	$1,204.2	$729.8	$1,047.0	$(1,515.6)	$1,967.5

Consolidated condensed statement of cash flows for the three months ended March 31, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to operating activities	$—	$—	$1.2	$(32.8)	$(3.3)	$(34.9)
Net change in cash due to investing activities	—	(4.0)	(0.8)	8.0	—	3.2
Net change in cash due to financing activities	—	(43.5)	—	—	—	(43.5)
Effect of exchange rate changes on cash and cash equivalents	—	(1.5)	—	2.6	3.3	4.4
Net change in cash and cash equivalents	—	(49.0)	0.4	(22.2)	—	(70.8)
Cash and cash equivalents at beginning of the period	—	64.8	3.8	100.8	—	169.4
Cash and cash equivalents at end of the period	$—	$15.8	$4.2	$78.6	$—	$98.6

Consolidated statement of operations for the period February 20 to March 31, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$6.5	$63.4	$86.8	$(0.5)	$156.2
Product, distribution and editorial expenses	—	0.3	27.6	36.5	(0.5)	63.9
Promotion, marketing and administrative expenses	—	11.7	33.0	45.2	—	89.9
Other operating items, net	—	4.0	(0.1)	1.3	—	5.2
Operating (loss) income	—	(9.5)	2.9	3.8	—	(2.8)

Interest expense	—	10.9	—	1.0	—	11.9
Other (income) expense, net	—	(0.8)	0.3	0.9	—	0.4
Loss (income) from investment in subsidiaries	13.8	(5.2)	(0.1)	—	(8.5)	—
(Loss) income before income taxes and discontinued operations	(13.8)	(14.4)	2.7	1.9	8.5	(15.1)

Income tax benefit	—	(0.6)	(0.9)	(0.4)	—	(1.9)

(Loss) income from continuing operations	(13.8)	(13.8)	3.6	2.3	8.5	(13.2)

Loss from discontinued operations, net of taxes	—	—	(0.1)	(0.5)	—	(0.6)

Net (loss) income	$(13.8)	$(13.8)	$3.5	$1.8	$8.5	$(13.8)

Consolidated statement of operations for the period January 1 to February 19, 2010 (Predecessor Company):

	Guarantor Parent HoldCo	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$8.4	$107.5	$142.4	$(0.6)	$257.7
Product, distribution and editorial expenses	—	2.6	50.0	60.9	(0.6)	112.9
Promotion, marketing and administrative expenses	—	19.7	47.0	88.4	—	155.1
Other operating items, net	—	(2.0)	2.9	13.1	—	14.0
Operating (loss) income	—	(11.9)	7.6	(20.0)	—	(24.3)

Interest expense	—	7.9	—	0.9	—	8.8
Loss (gain) on deconsolidation of subsidiary	—	64.3	—	(14.6)	—	49.7
Other expense (income), net	—	8.1	(11.0)	12.5	—	9.6
Reorganization items	193.2	(1,801.5)	(221.5)	(76.8)	—	(1,906.6)
Income from investment in subsidiaries	(1,986.8)	(206.9)	(0.1)	—	2,193.8	—
Income before income taxes and discontinued operations	1,793.6	1,916.2	240.2	58.0	(2,193.8)	1,814.2

Income tax (benefit) expense	—	(70.6)	90.8	33.8	—	54.0

Income from continuing operations	1,793.6	1,986.8	149.4	24.2	(2,193.8)	1,760.2

Income from discontinued operations, net of taxes	—	—	32.8	0.6	—	33.4

Net income	$1,793.6	$1,986.8	$182.2	$24.8	$(2,193.8)	$1,793.6

Consolidated condensed balance sheet as of December 31, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$103.6	$464.1	$384.4	$(315.6)	$636.5
Property and equipment, net	—	32.4	13.4	13.5	—	59.3
Restricted cash	—	1.4	—	7.0	—	8.4
Goodwill	—	—	329.3	343.1	—	672.4
Other intangible assets, net	—	—	192.9	258.5	—	451.4
Prepaid pension assets	—	137.6	—	28.4	—	166.0
Investments in subsidiaries	592.6	1,189.1	23.1	—	(1,804.8)	—
Intercompany noncurrent receivables	—	110.4	0.4	33.4	(144.2)	—
Other noncurrent assets	—	19.5	10.8	4.5	—	34.8
Total assets	$592.6	$1,594.0	$1,034.0	$1,072.8	$(2,264.6)	$2,028.8

Liabilities and stockholders’ equity
Current liabilities	$—	$369.4	$271.6	$287.8	$(315.6)	$613.2
Long-term debt	—	510.7	—	—	—	510.7
Unearned revenue	—	—	92.3	2.0	—	94.3
Accrued pension	—	—	—	5.7	—	5.7
Postretirement and postemployment benefits other than pensions	—	11.5	—	1.4	—	12.9
Intercompany noncurrent payables	—	33.4	11.7	99.1	(144.2)	—
Other noncurrent liabilities	—	76.4	43.9	79.1	—	199.4
Total liabilities	—	1,001.4	419.5	475.1	(459.8)	1,436.2
Stockholders’ equity	592.6	592.6	614.5	597.7	(1,804.8)	592.6
Total liabilities and stockholders’ equity	$592.6	$1,594.0	$1,034.0	$1,072.8	$(2,264.6)	$2,028.8

Consolidated condensed statement of cash flows for the period February 20 to March 31, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$(29.6)	$(21.9)	$3.7	$3.4	$(44.4)
Net change in cash due to discontinued operating activities	—	—	—	(0.3)	—	(0.3)
Net change in cash due to operating activities	—	(29.6)	(21.9)	3.4	3.4	(44.7)
Net change in cash due to investing activities	—	(0.1)	20.9	(0.4)	—	20.4
Net change in cash due to financing activities	—	(57.5)	—	—	—	(57.5)
Effect of exchange rate changes on cash and cash equivalents	—	(1.7)	0.4	6.3	(3.4)	1.6
Net change in cash and cash equivalents	—	(88.9)	(0.6)	9.3	—	(80.2)
Cash and cash equivalents at beginning of the period	—	177.1	4.9	87.6	—	269.6
Cash and cash equivalents at end of the period	$—	$88.2	$4.3	$96.9	$—	$189.4

Consolidated condensed statement of cash flows for the period January 1 to February 19, 2010 (Predecessor Company):

	Guarantor Parent HoldCo	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$(23.5)	$(9.6)	$9.5	$8.0	$(15.6)
Net change in cash due to discontinued operating activities	—	3.4	(2.1)	4.5	—	5.8
Net change in cash due to operating activities	—	(20.1)	(11.7)	14.0	8.0	(9.8)
Net change in cash due to investing activities	—	(1.6)	9.8	(16.9)	—	(8.7)
Net change in cash due to financing activities	—	(9.5)	—	—	—	(9.5)
Effect of exchange rate changes on cash and cash equivalents	—	3.1	—	5.1	(8.0)	0.2
Net change in cash and cash equivalents	—	(28.1)	(1.9)	2.2	—	(27.8)
Cash and cash equivalents at beginning of the period	—	205.1	6.9	85.4	—	297.4
Cash and cash equivalents at end of the period	$—	$177.0	$5.0	$87.6	$—	$269.6

Note 14                  Subsequent Events

On April 18, 2011, holders of a majority of the Company’s outstanding common stock, acting by written consent and in accordance with the provisions of our certificate of incorporation and bylaws and the stockholders agreement to which the Company and the holders of its common stock are parties, removed seven of the eight members of the Board and filled all vacancies with new members (“Board Change”).

On April 24, 2011, the Company, acting at the direction of the Board and Mary G. Berner, the President and CEO of the Company, entered into a separation agreement whereby Ms. Berner agreed to step down as President and CEO effective April 25, 2011.  Ms. Berner also agreed to resign as a director, effective the same date.  Also on April 25, 2011, the Board appointed Thomas Williams, the Company’s Senior Vice President and Chief Financial Officer, to serve as President and CEO.  Mr. Williams was elected to the Board on May 2, 2011.

The Board Change constituted an event of default under the Senior Credit Facility among the Company, The Reader’s Digest Association, Inc., the several banks and other financial institutions from time to time party thereto (“Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (“Administration Agent”) for the Lenders.

On May 11, 2011, we entered into an amendment to the Senior Credit Facility with the Administration Agent and the Lenders under which the Lenders unanimously waived the event of default arising from the Board Change.  The Senior Credit Facility was modified by, among other things, the following items:

•      the financial covenant contained in the Senior Credit Facility (which requires that we maintain a specified senior secured debt ratio that decreases quarter to quarter) was modified to (i) provide that the covenant is measured on a quarter end basis only (rather than daily, as originally required) and (ii) change the ratio that we will have to meet for the quarter ending September 30, 2011 to 4.25:1 (from 4.00:1);

•      in order to be able to incur additional permitted secured debt, we must be in compliance with the financial covenant and not be in default under the Senior Credit Facility;

•      the restricted payment covenant contained in the Senior Credit Facility was amended to further limit our ability to pay dividends on, or repurchase, our equity interests, by among other things imposing a requirement that we satisfy the financial covenant referred to above, on a pro forma basis, at the then-applicable level set forth in the covenant, less 0.50;

•      the definition of “change of control” was amended such that the percentage of equity interests acquired by any person or group necessary to trigger a change of control (and thereby give rise to an event of default) was reduced from 50.0% to 35.0%;

•      the limitation of the amount of restructuring charges that we can add back in the calculation of EBITDA, which is used in the financial covenant and several ratios, to $35.0 in 2011 and any subsequent twelve month period;

•      a condition was imposed to borrowings or other extensions of credit under the Senior Credit Facility that our “net cash balance” (as defined therein) not exceed $125.0 after giving effect to such borrowing or extension of credit; and

•      certain reporting covenants were modified.

The Board Change also constituted a “change of control” under the Company’s 2010 Equity Incentive Plan.  As a result, the vesting of stock options and restricted stock awards (“RSUs”) was accelerated.  We will recognize increased compensation expense, in the second quarter of 2011, related to this vesting event.

The Board Change did not constitute an event of default under the Indenture, nor did the event of default under the Senior Credit Facility trigger a cross-default under the Indenture.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of the Company is intended to provide a reader of our Consolidated Financial Statements with a narrative from management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  This discussion is organized as follows:

•      Overview

•      Results of Operations

•      Liquidity and Capital Resources

•      Recent Accounting Pronouncements

This discussion should be read in conjunction with the Consolidated Financial Statements and related notes presented elsewhere in this report and with our December 31, 2010 Consolidated Financial Statements filed with the SEC on Form SP15D2 on March 9, 2011.  This discussion contains forward-looking statements about our markets, the demand for our products and services and our expectations regarding future results, as discussed in the section “Cautionary Note Regarding Forward-Looking Statements” below.  Certain amounts and percentages do not recalculate due to rounding.  Amounts are in millions, except share and per share amounts.

Any references in MD&A to “we,” “us,” “RDA,” “the Company” and “our” generally refer to RDA Holding Co. and its subsidiaries.

As discussed in Note 2, Reorganization and Emergence from Chapter 11, in the Notes to our March 31, 2011 Consolidated Financial Statements, we emerged from chapter 11 bankruptcy protection on February 19, 2010 (“Effective Date”), and adopted fresh start accounting in accordance with Accounting Standards Codification (“ASC”), Topic 852, Reorganizations (“ASC 852”).  In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we were considered a new company upon our emergence from bankruptcy, with the periods prior to February 19, 2010 representing the predecessor company (“Predecessor Company”) and the periods after February 19, 2010 representing the successor company (“Successor Company”).  The period February 20 to March 31, 2010 includes the impact of the application of fresh start accounting upon our emergence from bankruptcy.  Accordingly, our consolidated financial statements on February 19, 2010 and subsequent periods are not comparable, in various material respects, to our consolidated financial statements prior to that date.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this MD&A and in future oral and written statements that we make, may be forward-looking.  These statements reflect our beliefs and expectations as to future events and trends affecting our business, consolidated financial condition and results of operations and discuss, among other things, anticipated future performance and future business plans.  Forward-looking statements are identified by such words and phrases as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other similar expressions, or by discussion of trends and conditions, strategy or risks and uncertainties.

Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control or predict with accuracy and some of which we might not even anticipate, because they relate to events and depend on circumstances that may or may not occur in the future.  These could cause actual results to differ materially from our forward-looking statements.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity (including our expectations regarding the return of cash to shareholders) and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that our expectations will be achieved.  In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements, those results or developments may not be indicative of results or developments in subsequent periods.  Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this MD&A and in the “Business” and “Risk Factors” sections contained in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, as declared effective on February 11, 2011 (“Form S-4”), and include the following:

•      our degree of leverage and concerns about our financial viability;

•      general economic and market conditions;

•      increased competition and other factors affecting the media and publishing industries generally;

•      our ability to anticipate, respond or adapt to trends in what the public finds appealing;

•      the identification, completion or integration of acquisitions and other significant transactions;

•      the ability to attract and retain new and younger customers and key personnel;

•      changes in relationships with, or the financial condition of, key suppliers or vendors;

•      further declines in advertising revenue or in media spending generally;

•      a failure to maintain circulation levels in a cost-efficient manner;

•      risks relating to the foreign countries where we transact business;

•      a material deterioration in foreign exchange rates with respect to the U.S. dollar;

•      our ability to fulfill our strategy of building our Internet and digital businesses;

•      significant financial restrictions placed on us by the Indenture governing the Senior Secured Notes and our Senior Credit Facility (as defined below);

•      lack of comparable financial data due to the restructuring of our business or the adoption of fresh start accounting;

•      the impact of the recent changes to our Board of Directors (“Board”) and senior management;

•      the post-emergence impact of the bankruptcy proceedings on our operations, including the impact on our ability to negotiate favorable terms with suppliers, customers, counterparties and others;

•      the application of tax laws resulting from our chapter 11 proceedings, which will have an adverse effect on our future cash tax obligations; and

•      the risk factors set forth under the section titled “Risk Factors” in the Form S-4.

Any forward-looking statements that we make speak only as of the dates of such statements.  We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether because of new information, future events or otherwise except where expressly required by law.  Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Overview

We are a global, multi-brand and multi-platform media and direct marketing company that educates, entertains and connects audiences around the world.  We are dedicated to providing our customers with inspiration, ideas and tools that simplify and enrich their lives.  We have two lines of business: branded communities and direct marketing.  Our branded communities businesses consist of our U.S. operations that are organized thematically according to the shared interests of our customers.  Our direct marketing businesses consist of our international and U.S. operations that are designed to leverage our direct marketing and database skills along with our global reach to sell to customers who purchase brands owned by us and brands owned and developed by third parties.  We have six reportable segments which operate our branded communities and direct marketing businesses: United States, Europe, Canada, Asia Pacific and Latin America (“APLA”), Lifestyle & Entertainment Direct (“LED”) and Other.  Our branded communities operate our United States and Other segments, while our direct marketing businesses operate our international (Europe, Canada and APLA) and LED segments.

Our revenue is generated through sales of books, home entertainment and non-published products, magazine subscriptions, newsstand sales and advertising.  Our branded communities generate revenue primarily through magazine subscription, newsstand and advertising revenue and, to a lesser extent through books, music and other home entertainment products.  Our promotions to customers in our branded communities businesses are based on specific customer interests.  Our direct marketing businesses generate revenue primarily through the sale of books, home entertainment and non-published products, along with magazine subscription and advertising.  Our promotions to customers in our direct marketing businesses are centered on sweepstakes, in our international markets, and other direct response mechanisms.

Financial Highlights

Total revenue for the three months ended March 31, 2011 was $326.0, of which the Europe, United States, APLA, LED and Canada segments contributed 34.6%, 32.4%, 16.4%, 8.6% and 6.5% respectively, excluding intercompany eliminations and fair value adjustments.  Our Other segment represents the remaining 1.5%.

For the three months ended March 31, 2011, excluding intercompany eliminations and fair value adjustments, the combined sales of books, music, other home entertainment products and other products contributed 62.1% of total revenue, while magazine subscriptions, newsstand sales and advertising contributed 37.9% of total revenue.

Board Change and Related Matters

On April 18, 2011, holders of a majority of the Company’s outstanding common stock, acting by written consent and in accordance with the provisions of the our certificate of incorporation and bylaws and the stockholders agreement to which the Company and the holders of its common stock are parties, removed seven of the eight members of the Board and filled all vacancies with new members (“Board Change”).  On April 24, 2011, the Company, acting at the direction of the Board and Mary G. Berner, the President and Chief Executive Officer of the Company, entered into a separation agreement whereby Ms. Berner agreed to step down as President and Chief Executive Officer (“CEO”) effective April 25, 2011 (“Separation Agreement”).  Ms. Berner also agreed to resign as a director, effective the same date.  Also as of April 25, 2011, the Board appointed Thomas Williams, the Company’s Senior Vice President and Chief Financial Officer, to serve as President and CEO.  Mr. Williams was elected to the Board on May 2, 2011 through action by written consent of holders of a majority of the Company’s outstanding common stock.

The Board Change constituted an event of default under the Company’s Revolving Credit and Guarantee Agreement, dated as of February 19, 2010 (“Senior Credit Facility”) among the Company, The Reader’s Digest Association, Inc., the several banks and other financial institutions from time to time party thereto (“Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (“Administration Agent”) for the Lenders.  On May 11, 2011, we obtained a waiver of this event of default and entered into an amendment to the Senior Credit Facility.  See “Liquidity and Capital Resources” for a description of the amendment.

The Board Change also constituted a “change of control” under the Company’s 2010 Equity Incentive Plan (“2010 Plan”).  As a result, the vesting of stock options and restricted stock awards (“RSUs”) was accelerated.

The Board Change did not constitute an event of default under the Floating Rate Senior Note Indenture dated as of February 11, 2010 (“Indenture”) governing the Company’s $525.0 Senior Secured Notes due 2017 (“Senior Secured Notes”), nor did the event of default under the Senior Credit Facility trigger a cross-default under the Indenture.

The Separation Agreement implements the provisions of Ms. Berner’s Third Amended and Restated Employment Agreement, dated as of May 26, 2010, applicable to the termination of her employment by mutual consent of the parties.  Under the Separation Agreement, Ms. Berner will receive, among other things, (i) a severance payment equal to three times her annual base salary, and (ii) access to, and reimbursement for, certain health and welfare benefit costs and expenses for 25 months following her departure.

The Board Change and change in senior management were significant events for the Company, and it is difficult to predict with certainty what impact these changes will have on the Company’s operations and financial results.  In the short term, while we have resolved the event of default under the Senior Credit Facility created by the Board Change, in certain respects the amendment to the Senior Credit Facility will place further restriction on our ability to take certain actions, such as paying dividends, repurchasing our common stock, and prepaying other debt.  We also will need to fund the various unanticipated cash expenses arising as a result of the Board Change and senior management change, including funding the severance costs associated with the former CEO’s separation from the Company and costs associated with the accelerated vesting of RSUs and options under the 2010 Plan, as well as the legal and other professional fees incurred in connection with these events.  We will recognize increased stock-based compensation expense in the second quarter of 2011 in connection with the acceleration of vesting.

In the longer term, the Board and management, under the direction of Mr. Williams, our newly appointed CEO and President, are continuing to analyze the Company’s business, operations, financial condition, liquidity and prospects in order to refine the Company’s strategy and enhance operations.

Stock Repurchase

On February 28, 2011, the Company completed a share repurchase tender offer of common stock at a price of $29.00 per common share for a total cost of $43.3.  Refer to section, “Stock Repurchase and Dividends”, within our Liquidity and Capital Resources discussion below for further information.

Emergence from Chapter 11

As discussed in Note 2, Reorganization and Emergence from Chapter 11, in the Notes to our March 31, 2011 Consolidated Financial Statements, on August 24, 2009, we and substantially all of our United States subsidiaries (together, the “Debtors”), filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The chapter 11 Cases were jointly administered under the caption In re: The Reader’s Digest Association, Inc., et al., Case No. 09-23529 (“chapter 11 Cases”).  The filing was made to allow the Debtors to implement a restructuring pursuant to a pre-negotiated plan of reorganization aimed at improving the Company’s capital structure while leaving our operations largely intact.  In our chapter 11 proceedings, the Debtors continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  On January 19, 2010, the court confirmed our Third Amended Proposed Joint Chapter 11 Plan of Reorganization (“Plan of Reorganization”) and we emerged from bankruptcy on February 19, 2010.  Except with respect to any late filed claims, the claims resolution process is complete, and we expect the chapter 11 Cases to be closed in the second quarter of 2011.

Intercompany Eliminations, Corporate Unallocated Expenses and Other

We present our segment revenue and operating (losses) profits consistently with how we manage our operations and how our chief operating decision maker reviews our results.  Revenue and expenses attributable to intercompany transactions are included in the results of our reportable segments.  In addition to intercompany revenue and expenses, we separately report corporate unallocated expenses, which cover expenses that are not directly attributable to business unit performance.  Corporate unallocated expenses include the cost of corporate governance and other corporate-related expenses, as well as certain income and expenses associated with our U.S. pension plans and retiree healthcare benefits and stock and executive compensation programs that are not allocated to our reportable segments.  Our segments include employee bonus expense, assuming we have met and earned 100% of our targeted bonus to show our segments on a consistent basis.  Any adjustments to the actual payouts are recorded as an increase or decrease to corporate unallocated expenses.  Similarly, we separately report the effects of goodwill and other intangible asset impairment charges, certain fair value adjustments related to emergence from bankruptcy and other operating items, net, because our chief decision maker does not consider these items when assessing business unit performance.

Results of Operations

The discussion and analysis of our results of operations set forth below are based on our Consolidated Financial Statements.  In connection with our chapter 11 proceedings, there were significant professional advisory and legal expenditures, lower interest expense, asset dispositions, restructuring activities, contract terminations, rejections and claim assessments that significantly impacted our consolidated financial statements.  As a result, our historical financial performance is not likely to be indicative of our financial performance subsequent to our emergence from bankruptcy.  Additionally, as a result of our emergence from the chapter 11 proceedings, pursuant to fresh start accounting, our historical consolidated financial information is not comparable to financial information for periods following our emergence from our chapter 11 proceedings.  Most significantly, fresh start accounting required that the Company record its assets and liabilities at fair value upon emergence from chapter 11 proceedings.  These adjustments significantly affected the comparability of our results and included fair value adjustments to goodwill, other intangible assets, fixed assets, pensions and the reduction of a significant amount of unearned revenue.  These adjustments impacted our reported revenue, operating expenses (including changes in pension income or expense, depreciation, amortization, subscription revenue and product/promotion costs) and income tax provisions.  As the fair value adjustments to unearned revenue are amortized into revenue over the duration of our subscriptions, our reported revenue after our emergence from chapter 11 is lower than the amounts we would have otherwise reported.  However, with the exception of incremental depreciation as a result of fair value adjustments to our tangible assets, our chief operating decision maker does not consider the impact of these adjustments in the operating results, and therefore, these items are largely excluded from our segment results.  Other intangible asset amortization is reported within the corporate unallocated line.

We typically generate our strongest revenue in the fourth calendar quarter due to consumer purchases during the holiday season.  Summer and fall are the most active promotional periods in our United States segment for our magazine and books and home entertainment businesses, in part due to the significant percentage of our revenue that result from holiday gifts.  These periods of increased promotions have a significant impact on our profitability during such periods.  Our international segments are also seasonal, with fluctuations in profits as a result of the timing of customer acquisition mailings (generally made in January and July, depressing first and third calendar quarter profits as a result), and revenue tends to be strongest in our fourth calendar quarter due to holiday consumer purchases.

Reportable segment financial information for the three months ended March 31, 2011 compared to the periods February 20 to March 31, 2010 and January 1 to February 19, 2010 (unaudited):

	Successor Company		Predecessor Company
	Three months ended March 31, 2011	February 20 to March 31, 2010	January 1 to February 19, 2010

Revenue
United States	$114.4	$59.8	$74.4
Europe (a)	121.9	52.9	92.4
Asia Pacific & Latin America	57.7	27.5	34.4
Canada	22.8	9.7	15.2
Lifestyle & Entertainment Direct	30.4	24.4	36.2
Other	5.5	2.7	5.7
Subtotal	352.7	177.0	258.3
Intercompany eliminations	(1.8)	(0.2)	(0.6)
Fair value adjustments (b)	(24.9)	(20.6)	—
Total revenue	$326.0	$156.2	$257.7

Operating (loss) income
United States	$(1.9)	$6.1	$3.0
Europe (a)	(11.6)	7.0	(8.1)
Asia Pacific & Latin America	1.8	3.7	0.2
Canada	0.8	(1.0)	1.7
Lifestyle & Entertainment Direct	(5.1)	2.2	6.1
Other	0.5	(0.2)	1.9
Subtotal	(15.5)	17.8	4.8
Corporate unallocated	(24.3)	(9.4)	(15.1)
Fair value adjustments (b)	(17.5)	(6.0)	—
Other operating items, net (c)	(4.6)	(5.2)	(14.0)
Operating loss	(61.9)	(2.8)	(24.3)
Interest expense	13.8	11.9	8.8
Loss on deconsolidation of subsidiary	—	—	49.7
Other expense, net	1.5	0.4	9.6
Reorganization items	—	—	(1,906.6)
Income tax expense (benefit)	4.5	(1.9)	54.0
(Loss) income from discontinued operations, net of taxes	—	(0.6)	33.4
Net (loss) income	$(81.7)	$(13.8)	$1,793.6

(a)     Results in our Europe segment were impacted by the deconsolidation of RDA UK on February 17, 2010.  RDA UK contributed $13.3 in revenue and $2.6 in operating loss in the period January 1 to February 19, 2010, excluding the impact of foreign exchange translation.

(b)     Fair value adjustments primarily consist of the amortization of the fair value reduction to unearned revenue and related deferred cost accounts.

(c)     Other operating items, net consist of the following: (i) restructuring charges, representing costs incurred in the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy and the implementation of fresh start accounting; (iii) professional fees, contractual charges and other periodic costs related to the strategic repositioning of our businesses; and (iv) gain or loss on the disposal of assets.

Revenue

Revenue is $326.0 for the three months ended March 31, 2011, compared to $156.2 for the period February 20 to March 31, 2010 and $257.7 for the period January 1 to February 19, 2010.  Our revenue includes the amortization of fair value adjustments which reduces our unearned revenue recorded at our emergence from bankruptcy on February 19, 2010 as a result of fresh start accounting.  The amortization of fair value adjustments to unearned revenue reduces revenue by $24.9 for the three months ended March 31, 2011 and $20.6 for the period February 20 to March 31, 2010.

Our revenue has trended lower, despite being positively impacted by movements in foreign currency rates against the U.S. dollar, principally because of a decrease in sales in our LED segment due to market maturity of its main fitness product; lower response rates and a lower active customer base across many of our international markets, together with the decision to close our Country Store Catalog product line and reduce the United States Reader’s Digest magazine circulation; declining renewals on certain magazines and book series, and fewer newsstand special issue publications and book offerings, in our United States segment; and the deconsolidation of RDA UK.

Product, Distribution and Editorial expenses

Product, distribution and editorial expenses are $154.8 for the three months ended March 31, 2011, compared to $63.9 for the period February 20 to March 31, 2010 and $112.9 for the period January 1 to February 19, 2010.  The negative trend in our product, distribution and editorial expenses is largely driven by sales volume declines, which includes the deconsolidation of RDA UK.

Promotion, Marketing and Administrative Expenses

Promotion, marketing and administrative expenses are $228.5 for the three months ended March 31, 2011, compared to $89.9 for the period February 20 to March 31, 2010 and $155.1 for the period January 1 to February 19, 2010.  Our promotion, marketing and administrative expenses trended lower as a result of the RDA UK deconsolidation and lower promotional spending in LED, due to product maturity of the Ab Circle Pro.  This is offset, in part, by increased promotional spending (primarily in Europe) driven by accelerating the timing of campaign mailings to the first quarter 2011.

Operating Loss

Operating loss is $61.9 for the three months ended March 31, 2011, compared to $2.8 for the period February 20 to March 31, 2010 and $24.3 for the period January 1 to February 19, 2010.

Operating results for our reportable segments are an operating loss of $15.5 for the three months ended March 31, 2011, compared to operating profit of $17.8 for the period February 20 to March 31, 2010 and operating profit of $4.8 for the period January 1 to February 19, 2010.  The benefits of foreign exchange movements had a minimal impact on our results for the periods.  The negative operating profit trend is the result of declining revenues, as described above, along with our plans to increase marketing investment spending and additional mailings (primarily in Europe) during the first quarter, in our efforts to maximize the impact of our promotions.  This increase in marketing investment was partially offset by headcount reduction initiatives, resulting, in part, from the consolidation of certain functions across several of our major regions.

Corporate unallocated is $24.3 for the three months ended March 31, 2011, compared to $9.4 for the period February 20 to March 31, 2010 and $15.1 for the period January 1 to February 19, 2010.  Our results are negatively impacted by the application of fresh start accounting and our emergence from bankruptcy; an increase in amortization of other intangible assets; lower U.S. pension income in 2011 due to a revised investment strategy executed in July 2010; and an increase in stock-based compensation expense, associated with new equity awards granted under the 2010 Plan.  This is mainly offset by a decrease in depreciation and occupancy costs associated with the facilities we exited in 2010, inventory write-offs and restructuring related bonuses in the prior periods, and a reduction in our current year bonus accrual to levels consistent with our expected results for 2011.

Other operating items, net is $4.6 for the three months ended March 31, 2011, compared to $5.2 for the period February 20 to March 31, 2010 and $14.0 for the period January 1 to February 19, 2010.  The expense in the three months ended March 31, 2011 is primarily due to restructuring actions as part of our ongoing cost reduction initiatives, along with professional fees related to business redesign.  The expense in the period February 20 to March 31, 2010 was primarily attributable to severance charges associated with our global initiative to reduce headcount and overheads, along with professional fees associated with our chapter 11 Cases and the application of fresh start accounting incurred after our emergence from bankruptcy.  The expense in the period January 1 to February 19, 2010 was primarily attributable to severance charges associated with headcount reductions in certain of our international locations, primarily France, and professional fees associated with the administration filing of RDA UK.

Interest Expense

Interest expense is $13.8 for the three months ended March 31, 2011, compared to $11.9 for the period February 20 to March 31, 2010 and $8.8 for the period January 1 to February 19, 2010, and includes the amortization of deferred financing fees and bond discount of $1.1, $4.9 and $3.8, respectively.  The interest expense in the three months ended March 31, 2011 and the period February 20 to March 31, 2010 represents interest on our Senior Secured Notes.  In the period February 20 to March 31, 2010, we also incurred interest and financing fees related to our exit financing upon our emergence from bankruptcy.  The interest expense in the period January 1 to February 19, 2010 represents interest on our DIP Facility and German Term Loan (as defined in our December 31, 2010 Consolidated Financial Statements).  See Note 10, Debt, in the Notes to our March 31, 2011 Consolidated Financial Statements for further information.

Income Taxes

The Company recorded an income tax expense of $4.5 for the three months ended March 31, 2011, compared to an income tax benefit of $1.9 for the period ended February 20 to March 31, 2010 and an income tax expense of $54.0 for the period January 1 to February 19, 2010.  The income tax expense for the three months ended March 31, 2011 predominately reflects the application of the Company’s estimated annual effective tax rate to the first quarter loss.  Our estimated annual effective tax rate benefit reflects projected foreign earnings in low tax jurisdictions in excess of losses in higher rate jurisdictions.  The result is a negative effective tax rate, which, when applied to the first quarter loss, creates a tax expense.  The income tax benefit in the period February 20 to March 31, 2010 reflected the establishment of a valuation allowance on certain tax assets and the continued tax impact of fresh start accounting.  The income tax expense in the period January 1 to February 19, 2010 is primarily related to the cancellation of indebtedness income resulting from our emergence from bankruptcy and the tax impact of fresh start accounting.

Results of Operations: Reportable Segments

United States

Revenue in our United States segment is $114.4 for the three months ended March 31, 2011, compared to $59.8 for the period February 20 to March 31, 2010 and $74.4 for the period January 1 to February 19, 2010.  The negative revenue trend is primarily related to the sale of our Country Store Catalog product line in the third quarter of 2010; declining renewals on certain magazines and book series; reduction in the number of newsstand special issue publications and fewer single sale book offerings; and to a lesser extent, one less issue of our Simple & Delicious brand in the quarter ended March 31, 2011, due to timing; and a negative impact in the current quarter of a prior period non-cash benefit for undeliverable or suspended subscriptions.

Operating results in our United States segment is an operating loss of $1.9 for the three months ended March 31, 2011, compared to an operating profit of $6.1 for the period February 20 to March 31, 2010 and $3.0 for the period January 1 to February 19, 2010.  The negative operating profit trend is primarily driven by lower revenue described above; an increase in product costs and promotional efforts related to the redesign of our Every Day with Rachael Ray brand; and an increase in costs to maintain subscriber levels at Taste of Home and Every Day with Rachael Ray.  This is partially offset by overhead savings resulting from our headcount reductions in the second half of 2010, accomplished largely through the consolidation of certain functions across the United States.

Europe

Revenue in our Europe segment is $121.9 for the three months ended March 31, 2011, compared to $52.9 for the period February 20 to March 31, 2010 and $92.4 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our Europe segment experienced a negative revenue trend.  This trend is largely due to the deconsolidation of RDA UK; lower series performance and a lower active customer base; lower response rates to acquisition mailings; and certain timing differences on our mailings, most notably in Germany.

Operating results in our Europe segment is an operating loss of $11.6 for the three months ended March 31, 2011, an operating profit of $7.0 for the period February 20 to March 31, 2010 and an operating loss of $8.1 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our Europe segment experienced a negative operating profit trend.  This operating profit trend is primarily due to increased promotion spending for the quarter, notably in France and Russia, where we increased our mailings to new prospects and we will now look to maximize our returns for these investments in the second half of the year. This is partially offset by the RDA UK deconsolidation and other cost reduction initiatives, primarily related to headcount, executed in the prior periods.

Asia Pacific & Latin America

Revenue in our APLA segment is $57.7 for the three months ended March 31, 2011, compared to $27.5 for the period February 20 to March 31, 2010 and $34.4 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our APLA segment experienced a negative revenue trend.  Revenue is negatively affected by a lower active customer base and softer response rates to our promotions across some of our books and home entertainment mailings; declining magazine renewal rates in our Australian market; lower advertising revenue in Asia; and the curtailment of the Australia Time Life direct response television business.

Operating profit in our APLA business segment is $1.8 for the three months ended March 31, 2011, compared to $3.7 for the period February 20 to March 31, 2010 and $0.2 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our APLA segment experienced a negative operating profit trend.  This is driven by the impact of the lower sales described above and is offset, in part, by overhead cost reductions, mainly related to the centralization of certain operation functions in the region.

Canada

Revenue in our Canada business segment is $22.8 for the three months ended March 31, 2011, compared to $9.7 for the period February 20 to March 31, 2010 and $15.2 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our Canada segment experienced a negative revenue trend.  This is the result of a lower active customer base and processing delays at the post office.  In addition, we experienced lower subscription revenue for our Reader’s Digest and Our Canada titles as a result of lower mail quantities and a decrease in renewal rates.

Operating profit within our Canada business segment is $0.8 for the three months ended March 31, 2011, compared to an operating loss of $1.0 for the period February 20 to March 31, 2010 and an operating profit of $1.7 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our Canada segment results are flat.  The revenue declines are offset by cost reduction initiatives.

Lifestyle & Entertainment Direct

Revenue in our LED segment is $30.4 for the three months ended March 31, 2011, compared to $24.4 for the period February 20 to March 31, 2010 and $36.2 for the period January 1 to February 19, 2010.  The negative revenue trend is primarily attributable to a decline in sales of our Ab Circle Pro fitness product, which launched in April 2009 and is now at the end of its life cycle.  In addition, revenue from our entertainment products decreased as a result of lower response rates to our promotional efforts in line with a general softness in the DRTV marketplace and the timing of new product introductions.

Operating results in our LED segment is an operating loss of $5.1 for the three months ended March 31, 2011, compared to an operating profit of $2.2 for the period February 20 to March 31, 2010 and an operating profit of $6.1 for the period January 1 to February 19, 2010.  The negative operating profit trend is primarily due to revenue declines described above and increased investments related to new product development initiatives.

Other

Revenue in our Other reportable segment is $5.5 for the three months ended March 31, 2011, compared to $2.7 for the period February 20 to March 31, 2010 and $5.7 for the period January 1 to February 19, 2010.  The negative revenue trend is primarily due to a timing change, resulting in four less issues this quarter in comparison to prior periods, along with lower response rates and the exit of our custom publishing business.

Operating results in our Other reportable segment is an operating profit of $0.5 for the three months ended March 31, 2011, compared to an operating loss of $0.2 for the period February 20 to March 31, 2010 and an operating profit of $1.9 for the period January 1 to February 19, 2010.  The negative operating profit trend is principally due to lower revenue described above, offset in part by savings in promotional and overhead costs.

Liquidity and Capital Resources

Cash Flows

The consolidated statement of cash flows for the three months ended March 31, 2011 and the periods February 20 to March 31, 2010 and January 1 to February 19, 2010 is summarized below:

	Successor Company		Predecessor Company
	Three months ended March 31, 2011	February 20 to March 31, 2010	January 1 to February 19, 2010

Net change in cash due to:
Continuing operating activities	$(34.9)	$(44.4)	$(15.6)
Discontinued operating activities	—	(0.3)	5.8
Operating activities	(34.9)	(44.7)	(9.8)
Investing activities	3.2	20.4	(8.7)
Financing activities	(43.5)	(57.5)	(9.5)
Effect of exchange rate changes on cash and cash equivalents	4.4	1.6	0.2
Net change in cash and cash equivalents	(70.8)	(80.2)	(27.8)
Cash and cash equivalents at beginning of period	169.4	269.6	297.4
Cash and cash equivalents at end of period	$98.6	$189.4	$269.6

Overview

At March 31, 2011, we have $98.6 of cash and cash equivalents.  During the three months ended, there is a net decrease in cash of $70.8, which is primarily due to our February 2011 common stock repurchase, employee bonuses, increased promotional spending during our investment quarter, normal prepaid production costs and capital expenditures, partially offset by cash inflow related to the sale of certain assets.

During the period February 20 to March 31, 2010, there was a net decrease in cash of $80.2, which was primarily the result of payments of pre-petition bankruptcy liabilities; professional fees and other costs directly attributed to our reorganization; coupled with cash on hand used to pay a portion of our exit financing in excess of the proceeds from the Senior Secured Notes; employee bonuses; financing fees attributable to our exit financing, Senior Secured Notes offering and Senior Credit Facility; and capital expenditures.  The overall decrease was offset, in part, by operating cash flows generated by normal business operations, which did not include payments related to our chapter 11 bankruptcy filing, and funds released from escrow after our emergence from bankruptcy.

During the period January 1 to February 19, 2010, there was a net decrease in cash of $27.8, which was primarily the result of payments of professional fees and other costs directly attributed to our bankruptcy, cash lost due to the deconsolidation of RDA UK and financing fees related to the Senior Secured Notes offering.  The decrease was offset, in part, by proceeds from the sale CompassLearning, which were partially held in escrow until our emergence from bankruptcy.

Cash flows from operating activities

Net cash used in operating activities is driven by our operating loss for the quarter and decreases in our working capital, which primarily consist of payment of employee bonuses, normal prepaid editorial and production costs, accumulation of inventory in preparation for second quarter mailings (primarily in Europe) and a prepayment on payroll, due to timing at quarter-end.  This was offset, in part, by the collection of accounts receivable on our fourth quarter sales and receipt of vendor rebates related to our outsourced relationships.

Net cash used by operating activities was $44.4 during the period February 20 to March 31, 2010 and $15.6 during the period January 1 to February 19, 2010.  The increased use of cash during the period February 20 to March 31, 2010 was the result of payments of pre-petition bankruptcy liabilities, professional fees associated with our reorganization, severance related to our global restructurings, stay bonuses tied to our bankruptcy bonus plans, bonuses paid under our annual incentive plans, professional fees associated with the RDA UK deconsolidation, professional fees in preparation of our administration proceedings and payments to vendors due to change of control.  The increased use of cash during the January 1 to February 19, 2010 period included payments of pre-petition liabilities and professional fees associated with our bankruptcy and reorganization.

Cash flows from investing activities

Net cash flows from investing activities is a source of cash of $3.2 during the three months ended March 31, 2011, due to the sale of certain assets, partially offset by normal capital expenditures and investments in new enterprise planning and reporting platforms.

Net cash flows from investing activities was a source of cash of $20.4 during the period February 20 to March 31, 2010 and a use of cash of $8.7 during the period January 1 to February 19, 2010.  During the period February 20 to March 31, 2010, the release of restricted cash related to the sale of CompassLearning was partially offset by normal capital expenditures.  During the period January 1 to February 19, 2010, cash lost as a result of the deconsolidation of RDA UK and normal capital expenditures were offset, in part, by the portion of proceeds from the sale of CompassLearning, which were not held in escrow.

Cash flows from financing activities

Net cash used in financing activities is $43.5 during the three months ended March 31, 2011, due to our February 2011 repurchase of common stock.  Refer to section, “Stock Repurchase and Dividends”, below for further information.

Net cash used in financing activities was $57.5 during the period February 20 to March 31, 2010.  We repaid the First Lien Term Loan of $150.0 and the Second Lien Term Loan of $300.0; and we purchased the German Term Loan from the lenders for a total of $105.3.  Funds for these transactions were provided by the release from escrow of the $509.3 sale proceeds of the Senior Secured Notes, which were issued at 97% of their face value, and cash on hand.  We also paid financing fees of $11.5, related to our Exit Financing and the Senior Secured Notes offering.

Net cash used in financing activities was $9.5 during the period January 1 to February 19, 2010.  Sale proceeds from the Senior Secured Notes, $509.3, were closed into escrow.  We paid financing fees of $9.5 related to the Senior Secured Notes offering.

Debt

Our debt facilities at March 31, 2011 and December 31, 2010 include our Senior Secured Notes and Senior Credit Facility.  Refer to Note 10, Debt, in the Notes to our March 31, 2011 Consolidated Financial Statements for further information.

A summary of activity for the outstanding debt instruments is as follows:

Successor Company

•      Senior Secured Notes and Indenture:  At March 31, 2011, $511.1, net of unamortized discount of $13.9, is outstanding under the Senior Secured Notes.  The Senior Secured Notes bear interest at a variable rate, which is reset quarterly, equal to LIBOR (subject to LIBOR floor of 3.0%) plus 6.5%.  The Indenture governing the Senior Secured Notes includes various covenants that, among other things, restrict certain payments by us, restrict our ability to merge with another entity, incur or guarantee debt and sell or transfer assets.  Refer to the “Sufficiency of capital resources” section below regarding compliance with the covenants.

•      Senior Credit Facility:  In connection with the offering of the Senior Secured Notes, we entered into the Senior Credit Facility.  The Senior Credit Facility provides us with a three year revolving credit facility in an amount of up to $50.0 (with a $25.0 letter of credit sub-facility).  Generally, the revolving loans under the Senior Credit Facility bear interest at LIBOR (subject to a floor of 2.0%) plus 4.0%.  As of March 31, 2011, we have no borrowings outstanding and have $18.7 of standby letters of credit issued under the Senior Credit Facility.  The Senior Credit Facility includes various covenants that, among other things, restrict certain payments by us, restrict our ability to merge with another entity, incur or guarantee debt and sell or transfer assets.  These covenants also require us to meet a senior secured leverage ratio test.  Refer to the “Sufficiency of capital resources” section below regarding compliance with the covenants.

Sufficiency of capital resources

As noted above, the Board Change that occurred on April 18, 2011 triggered an event of default under the Senior Credit Facility.  Under the Senior Credit Facility, if any event of default occurs and is continuing, the Administrative Agent may, and at the request of the “required lenders” (as defined therein) shall, take any or all of the following actions: (i) terminate Lender’s commitments to make loans and letter-of-credit issuers’ obligations to make letter of credit extensions; (ii) declare the unpaid principal balance of all outstanding loans as well as interest and other amounts owed under the loan documents to be immediately due and payable; (iii) require the Company to cash collateralize any letter-of-credit obligations (in an amount equal to the amount outstanding); and (iv) exercise any other rights available under the loan documents (for example, remedial provisions under the security agreement including rights of secured parties under the UCC) or applicable law.

On May 11, 2011, we entered into an amendment to the Senior Credit Facility with the Agent and the Lenders (“Amendment and Waiver”) under which the “required lenders” waived the event of default arising from the Board Change.  The Senior Credit Facility was modified by, among other things, the following items:

•      the financial covenant contained in the Senior Credit Facility (which requires that we maintain a specified senior secured debt ratio that decreases quarter to quarter) was modified to (i) provide that the covenant is measured on a quarter end basis only (rather than daily, as originally required) and (ii) change the ratio that we will have to meet for the quarter ending September 30, 2011 to 4.25:1 (from 4.00:1);

•      in order to be able to incur additional permitted secured debt, we must be in compliance with the financial covenant and not be in default under the Senior Credit Facility;

•      the restricted payment covenant contained in the Senior Credit Facility was amended to further limit our ability to pay dividends on, or repurchase, our equity interests, by among other things imposing a requirement that we satisfy the financial covenant referred to above, on a pro forma basis, at the then-applicable level set forth in the covenant, less 0.50;

•      the definition of “change of control” was amended such that the percentage of equity interests acquired by any person or group necessary to trigger a change of control (and thereby give rise to an event of default) was reduced from 50.0% to 35.0%;

•      the limitation of the amount of restructuring charges that we can add back in the calculation of EBITDA, which is used in the financial covenant and several ratios, to $35.0 in 2011 and any subsequent twelve-month period;

•      a condition was imposed to borrowings or other extensions of credit under the Senior Credit Facility that our “net cash balance” (as defined therein) not exceed $125.0 after giving effect to such borrowing or extension of credit; and

•      certain reporting covenants were modified.

The Board Change did not constitute an event of default under the Indenture governing the Senior Secured Notes, nor did the event of default under the Senior Credit Facility trigger a cross-default under the Indenture.

After giving effect to the Amendment and Waiver, we anticipate that we will be in compliance with all covenants contained in the Senior Credit Facility and the Indenture. However, our ability to comply with the covenants in our debt agreements, particularly the financial covenant in our Senior Credit Facility, which requires us to meet a senior secured leverage ratio of 4:25:1 for the quarters ended June 30 and September 30, 2011 and decreasing thereafter, depends on our results of operations continuing in line with our expectations.  Adverse changes in operating performance or an unexpected event (such as the Board Change) could have an adverse impact on our financial performance and could cause us to fail to satisfy the financial covenant. Our results of operations also may be affected by any of the factors referred to above under “Cautionary Note Regarding Forward-Looking Statements”.  If we fail to meet the financial covenant in our Senior Credit Facility, we would have to either seek a waiver from the Lenders or identify another source of working capital funding.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under the Senior Credit Facility are adequate for us to meet our working capital, capital expenditure, debt service and other funding requirements on a short and long-term basis.  However, if this is not sufficient, we may need to incur additional debt or issue additional debt or equity securities from time to time.  In addition, future internal growth opportunities, acquisitions, joint ventures or other similar transactions may require additional capital.

Capital available to media companies, in general, or to us, specifically, whether raised through the issuance of debt or equity securities, may be limited.  As a result, we may be unable to obtain sufficient financing on terms satisfactory to management or at all.

In addition to funding the above, other possible discretionary uses of funds could include stock repurchases, dividends, investments in our business to fund internal growth, business restructurings, and acquisitions that could enable or accelerate the execution of our strategy.  However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.

Our operating cash flows may be impacted by, among other things, the following items: (i) the global financial environment impact on our customers and the stability of the financial, foreign exchange, equity and credit markets, (ii) the ability or willingness of our vendors to supply products and services to us on favorable terms and (iii) rapid changes in the highly competitive market in which we operate.

Our primary sources of cash are revenue from non-magazine products (including single and series book sales, music, video and DVD products) and non-published products (including vitamins and related health products, jewelry, merchandise, wine, tours, mailing list rentals and royalty and license agreements).  Revenue from books, home entertainment and non-published products accounted for 62.1% of total revenue, excluding intercompany eliminations and fair value adjustments, for the three months ended March 31, 2011.  Our remaining sources of cash are subscription revenue, advertising revenue and newsstand revenue.  Our primary uses of cash are product and promotional costs, compensation, other benefits, services and supplies, interest and income taxes.

Customers across all our businesses have been delaying and reducing their expenditures in response to deteriorating macroeconomic and industry conditions and uncertainty, which have had a significant negative impact on the demand for our products, and therefore, the cash flows of our businesses.  Most of our revenue is based upon discretionary spending by consumers, which is influenced by general economic conditions and the availability of discretionary income.  In addition, our revenue from advertising has decreased as advertising budgets have scaled back and advertisers have shifted their advertising dollars to more directed platforms, including the internet.  We have initiated various measures to mitigate the impact on our cash flows during 2011 and intend to continue to develop our digital products and expand into digital communities.

Stock Repurchase and Dividends

On February 28, 2011, the Company announced the final results of its share repurchase tender offer, which expired at 11:59 p.m., EST, on February 25, 2011.  The Company purchased 1,494,134 shares of common stock at a price of $29.00 per common share for a total cost of $43.3.  The shares of common stock accepted for purchase pursuant to the tender offer represented approximately 5.4% of the Company’s then outstanding shares of common stock.  The Company funded the repurchase of the shares using available cash.  As of March 31, 2011, the Company had approximately 26.0 million shares of common stock outstanding.  Any further dividends or repurchases in the future will be subject to the discretion of our Board and limitations in the document governing our Senior Secured Notes and Senior Credit Facility.

Collateral requirements

The Senior Secured Notes are secured by a first priority security interest on substantially all of the assets of the Company and the Guarantors, including 100% of the capital stock of the Company and its domestic subsidiaries and 65% of the capital stock of its first-tier foreign subsidiaries, in each case subject to certain exceptions set forth in the Indenture and related documentation.

As of March 31, 2011, excluding intercompany assets, our non-guarantor subsidiaries represented approximately 52.2% of our total assets.  The value of the collateral in the event of liquidation may be materially different from book value.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which represents an update to ASC 820, Fair Value Measurements and Disclosures.  ASU 2010-06 provides new disclosure guidance for Level 3 fair value measurement activity, requiring separate presentation of information about purchases, sales, issuances and settlements.  This update is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.  The Company adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)-Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which represents an update to ASC 605, Revenue Recognition.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on the following: (i) vendor-specific objective evidence, (ii) third-party evidence or (iii) estimated selling price.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  This update is effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010.  The Company adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange rate risk

The functional currency for our foreign operations is the local currency.  In the normal course of business, significantly all of the transactions of our foreign operations occur in local currencies.  However, on occasion, certain transactions are conducted in currencies that differ from the local currency.  Our earnings are sensitive to the impact of changes in foreign currency exchange rates on certain identifiable transactions.  We seek to manage this exposure in part through operational means, to the extent possible, by matching functional currency revenue and costs, and matching functional currency assets and liabilities.  Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our consolidated statements of operations along with the underlying transactions.  As of March 31, 2011, our financial instruments consisted of short-term receivables and payables whose carrying value approximated fair value.

Interest rate risk

The Senior Secured Notes and our Senior Credit Facility provide for a variable rate of interest.  Both the Senior Secured Notes and the Senior Credit Facility are exposed to interest rate changes.  However, if LIBOR increases 1.0% from present levels there would be no change in annual interest expense because current LIBOR rates are well below the LIBOR floor on the Senior Secured Notes (3.0%) and Senior Credit Facility (2.0%).

Each quarter point change in LIBOR above 3.0% would result in a $1.3 change in our annual interest expense on the Senior Secured Notes.  Similarly, assuming all revolving loans are fully drawn, each quarter point change in LIBOR above 2.0% would result in a $0.1 change in annual interest expense on our indebtedness under our credit facility.

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered in this report.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be involved in litigation relating to claims arising in the normal course of business.  As of the date of this report, there are no material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the section titled “Risk Factors” in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, as declared effective on February 11, 2011 and such risk factors are incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to the Company’s repurchase of common stock during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2011	1,494,134	$29.00	1,494,134	—

February 1 to February 28, 2011	—	—	—	—

March 1 to March 31, 2011	—	—	—	—

	1,494,134	$29.00	1,494,134

For more information on the Company’s share repurchase tender offer, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section “Stock Repurchase and Dividends.”

For more information on limitations upon the payment of dividends, see Note 10, Debt, in Part I, Item 1, Unaudited Consolidated Financial Statements, under the heading “Senior Secured Notes.”

Item 5.  Other Information

Disclosures made in this quarterly report on Form 10-Q with respect to the Second Amendment to the Senior Credit Facility entered into by the Company on May 11, 2011, including the full text of such amendment attached as Exhibit 10.3 to this quarterly report on Form 10-Q, are hereby incorporated by reference into this Item 5 of Part II.

Item 6.  Exhibits

Exhibit Number	Description
10.1	Separation Agreement by and among The Reader’s Digest Association, Inc., RDA Holding Co. and Mary G. Berner, dated April 24, 2011

10.2	Cooperation Agreement by and among The Reader’s Digest Association, Inc., RDA Holding Co. and Mary G. Berner, dated April 24, 2011

10.3

Second Amendment dated as of May 11, 2011 to the Revolving Credit and Guarantee Agreement, dated as of February 19, 2010, among RDA Holding Co., The Reader’s Digest Association, Inc., the subsidiary guarantors from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RDA HOLDING CO.

Dated: May 16, 2011	By:	/s/ Thomas Williams
Thomas Williams
President, Chief Executive Officer and Chief Financial Officer