Form 10-Q
period 2011-06-30
RDA Holding Co.
filed 2011-08-15
CIK 1503813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File Number: 333-170143-07

RDA HOLDING CO.

(Exact name of registrant as specified in its charter)

Delaware	37-1537045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Third Avenue
New York, New York 10017

(Address of principal executive offices) (Zip Code)

(646) 293-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§203.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of August 1, 2011, there was no public trading market for the registrant’s common stock.  There were 24,378,151 and 2,063,533 shares of the registrant’s Class A and Class B common stock, $0.001 par value per share, outstanding on August 1, 2011.

RDA Holding Co., and Subsidiaries

INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2011 and the Three Months Ended June 30, 2010 (Successor Company)	2

	Unaudited Consolidated Statements of Operations for the Six Months Ended June 30, 2011 and the periods February 20 to June 30, 2010 (Successor Company) and January 1 to February 19, 2010 (Predecessor Company)	3

	Unaudited Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Successor Company)	4

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and the periods February 20 to June 30, 2010 (Successor Company) and January 1 to February 19, 2010 (Predecessor Company)	5

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2011 (Successor Company)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	62

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 6.	Exhibits	64

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Operations

(in millions)

(unaudited)

	Successor Company
	Three months ended June 30, 2011	Three months ended June 30, 2010

Revenue	$409.4	$436.5

Product, distribution and editorial expenses	180.6	192.0
Promotion, marketing and administrative expenses	227.8	221.1
Impairment of assets	256.7	—
Other operating items, net	3.2	28.1
Operating loss	(258.9)	(4.7)
Interest expense	14.3	13.5
Gain on deconsolidation of subsidiary	(8.5)	(1.4)
Other income, net	(2.4)	—
Loss before income taxes and discontinued operations	(262.3)	(16.8)
Income tax benefit	(21.8)	(28.3)
(Loss) income from continuing operations before discontinued operations	(240.5)	11.5
Income from discontinued operations, net of taxes	—	1.0
Net (loss) income	$(240.5)	$12.5

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Operations

(in millions)

(unaudited)

	Successor Company		Predecessor Company
	Six months ended June 30, 2011	February 20 to June 30, 2010	January 1 to February 19, 2010

Revenue	$735.4	$592.7	$257.7

Product, distribution and editorial expenses	335.4	255.9	112.9
Promotion, marketing and administrative expenses	456.3	311.0	155.1
Impairment of assets	256.7	—	—
Other operating items, net	7.8	33.3	14.0
Operating loss	(320.8)	(7.5)	(24.3)
Interest expense	28.1	25.4	8.8
(Gain) loss on deconsolidation of subsidiary	(8.5)	(1.4)	49.7
Other (income) expense, net	(0.9)	0.4	9.6
Loss before reorganization items, income taxes and discontinued operations	(339.5)	(31.9)	(92.4)
Reorganization items	—	—	(1,906.6)
(Loss) income before income taxes and discontinued operations	(339.5)	(31.9)	1,814.2
Income tax (benefit) expense	(17.3)	(30.2)	54.0
(Loss) income from continuing operations before discontinued operations	(322.2)	(1.7)	1,760.2
Income from discontinued operations, net of taxes	—	0.4	33.4
Net (loss) income	$(322.2)	$(1.3)	$1,793.6

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Balance Sheets

(in millions, except share and per share amounts)

(unaudited)

	Successor Company
	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$63.4	$169.4
Restricted cash	4.6	4.5
Accounts receivable, net	185.1	237.2
Inventories	76.5	62.5
Prepaid and deferred promotion costs	40.9	33.5
Prepaid expenses and other current assets	133.9	122.0
Assets held for sale	—	7.4
Total current assets	504.4	636.5
Property and equipment, net	60.6	59.3
Restricted cash	9.4	8.4
Goodwill	476.7	672.4
Other intangible assets, net	410.0	451.4
Prepaid pension assets	173.2	166.0
Other noncurrent assets	44.3	34.8
Total assets	$1,678.6	$2,028.8
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$183.7	$167.6
Accrued expenses	110.5	135.7
Income taxes payable	11.5	7.8
Unearned revenue	252.6	269.7
Other current liabilities	27.5	32.4
Total current liabilities	585.8	613.2
Long-term debt	522.6	510.7
Unearned revenue	94.2	94.3
Accrued pension	3.3	5.7
Postretirement and postemployment benefits other than pensions	11.9	12.9
Other noncurrent liabilities	177.9	199.4
Total liabilities	1,395.7	1,436.2
Common stock (Series A (voting) $0.001 par value: authorized - 39,000,000 shares; issued - 25,436,467 and 27,500,000 shares; outstanding - 24,282,370 and 27,500,000 shares)	—	—
Common stock (Series B (non-voting) $0.001 par value: authorized - 3,000,000 shares; issued and outstanding - 2,063,533 and zero shares)	—	—
Treasury stock, at cost: 1,154,097 and zero shares	(33.5)	—
Paid-in capital, including warrants	594.4	597.6
Accumulated deficit	(351.8)	(29.6)
Accumulated other comprehensive income	73.8	24.6
Total stockholders’ equity	282.9	592.6
Total liabilities and stockholders’ equity	$1,678.6	$2,028.8

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Successor Company		Predecessor Company
	Six months ended June 30, 2011	February 20 to June 30, 2010	January 1 to February 19, 2010

Cash flows from operating activities:
Net (loss) income	$(322.2)	$(1.3)	$1,793.6
Adjustments to reconcile net (loss) income to operating cash flows:
Income from discontinued operations, net of taxes	—	(0.4)	(33.4)
Depreciation and amortization	35.9	26.3	6.6
(Benefit) provision for deferred income taxes	(23.9)	(39.7)	61.0
Amortization of bond discount	0.9	0.6	—
Amortization of debt issuance costs	1.4	5.2	3.8
(Gain) loss on deconsolidation of subsidiary	(8.5)	(1.4)	49.7
Non-cash loss in financing foreign exchange	—	—	6.3
Impairment of assets	256.7	—	—
Gain on settlement of pre-petition liabilities	—	—	(1,765.1)
Revaluation of assets and liabilities in fresh start accounting	—	—	(163.1)
Stock-based compensation expense	16.5	4.2	0.2
Net (gain) loss on sale or disposal of certain assets	(1.7)	—	0.3
Changes in assets and liabilities, net of effects of dispositions:
Restricted cash	(0.5)	45.0	(29.2)
Accounts receivable, net	59.2	15.2	27.4
Inventories	(11.0)	8.2	1.5
Prepaid and deferred promotion costs	(5.6)	(10.6)	5.8
Other assets	(18.0)	(14.6)	45.8
Unearned revenue	(23.4)	(13.6)	2.6
Income taxes	(2.1)	(3.1)	(8.6)
Accounts payable and accrued expenses	(14.0)	(68.1)	(16.3)
Other liabilities	(9.7)	7.4	(4.5)
Net change in cash due to continuing operating activities	(70.0)	(40.7)	(15.6)
Net change in cash due to discontinued operating activities	—	(5.2)	5.8
Net change in cash due to operating activities	$(70.0)	$(45.9)	$(9.8)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Successor Company		Predecessor Company
	Six months ended June 30, 2011	February 20 to June 30, 2010	January 1 to February 19, 2010

Cash flows from investing activities:
Capital expenditures	$(9.3)	$(11.2)	$(1.6)
Purchase of a business	(2.3)	—	—
Purchases of intangible assets	—	—	(0.4)
Proceeds from sale of a business	—	—	30.8
Proceeds from sale of assets	9.3	—	—
Investing restricted cash	—	21.0	(21.0)
Loss of cash due to subsidiary deconsolidation	—	—	(16.5)
Net change in cash due to investing activities	$(2.3)	$9.8	$(8.7)
Cash flows from financing activities:
Proceeds from long-term revolving credit facility	15.0	—	—
Repayments of long-term revolving credit facility	(4.0)	—	—
Proceeds from borrowings	—	509.3	—
Debt payments	—	(555.3)	—
Restricted cash	—	(509.3)	509.3
Escrow liability	—	509.3	(509.3)
Cash paid for financing fees	(0.7)	(11.5)	(9.5)
Cash used to net settle stock-based awards	(5.6)	—	—
Repurchase of Successor Company common stock	(43.3)	—	—
Net change in cash due to financing activities	$(38.6)	$(57.5)	$(9.5)
Effect of exchange rate changes on cash and cash equivalents	4.9	(4.7)	0.2
Net change in cash and cash equivalents	(106.0)	(98.3)	(27.8)
Cash and cash equivalents at beginning of period	169.4	269.6	297.4
Cash and cash equivalents at end of period	$63.4	$171.3	$269.6
Supplemental information
Cash paid for interest	$25.1	$13.1	$6.0
Cash paid for income taxes	$5.5	$3.2	$1.3

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(in millions)

(unaudited)

	Successor Company
	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2010	$—	$—	$597.6	$(29.6)	$24.6	$592.6
Net loss	—	—	—	(322.2)	—	(322.2)
Other comprehensive income:
Translation gain	—	—	—	—	49.2	49.2
Total comprehensive loss						(273.0)
Stock-based compensation expense	—	—	16.5	—	—	16.5
Repurchase of Successor Company common stock	—	(43.3)	—	—	—	(43.3)
Exercise of stock-based awards	—	9.8	(15.4)	—	—	(5.6)
Reclassification of stock-based equity awards to liability classification	—	—	(4.3)	—	—	(4.3)

Balance at June 30, 2011	$—	$(33.5)	$594.4	$(351.8)	$73.8	$282.9

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

RDA is a global multi-brand media and direct marketing company that educates, entertains and connects audiences around the world.  We are dedicated to providing our customers with the inspiration, ideas and tools that simplify and enrich lives.  RDA markets books, magazines, recorded music collections, home video products and other products.  We sell our products worldwide through direct marketing and other sales channels.

On April 24, 2011, the Company entered into a separation agreement with Mary G. Berner, then President and Chief Executive Officer (“CEO”).  The Board of Directors (“Board”) named Thomas Williams to serve as President and CEO of the Company, effective April 25, 2011.

On April 18, 2011, holders of a majority of the Company’s outstanding common stock removed seven of the eight members of our Board and filled all vacancies with new members.  This event caused an event of default on the Senior Credit Facility (as defined and further discussed in Note 11, Debt), and accelerated the vesting of stock option and restricted stock unit (“RSU” or “RSUs”) awards.  See Note 13, Equity-Based Compensation, for further information.

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

We typically generate our strongest revenue in the fourth calendar quarter due to consumer purchases during the holiday season.  Summer and fall are the most active promotional periods in our United States segment for our magazine and books and home entertainment businesses, in part due to the significant percentage of our revenue that results from holiday gifts.  These periods of increased promotions have a significant impact on our profitability during such periods.  Our international segments are also seasonal, with fluctuations in profits as a result of the timing of customer acquisition mailings (generally made in January and July, depressing first and third calendar quarter profits as a result), and revenue tends to be strongest in our fourth calendar quarter due to holiday consumer purchases.

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

During the three months ended June 30, 2011, we issued 2,063,533 shares of Series B (non-voting) common stock. This was an exchange of the same number of shares from Series A (voting) common stock.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of RDA Holding Co., and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

These statements, in the opinion of management, have been prepared following the requirements of U.S. GAAP for interim reporting, applying certain assumptions and estimates, including all normal, recurring adjustments considered necessary to present such information fairly.  Operating results for any interim period are not necessarily indicative of the results for an entire year due to, among other things, the seasonality of our business.  In preparing the consolidated financial statements in conformity with U.S. GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from these estimates.

As discussed in Note 3, Fresh Start Accounting, in our audited consolidated December 31, 2010 financial statements, the basis to determine enterprise value and the values of various tangible and intangible assets were determined using a number of factors, including the use of certain valuation methodologies and certain operational assumptions and estimates.  Due to the many variables inherent in the estimation of fair value, differences in assumptions and estimates may have a material effect on the result of our future goodwill and intangible asset impairment tests.  We determined that an interim impairment test was necessary during the three months ended June 30, 2011.  The analysis resulted in an estimated impairment charge of $256.4 for goodwill and other intangible assets, along with $0.3 for property and equipment.  See Note 3, Impairment of Assets, for further information.

Significant Accounting Policies

During the three months ended June 30, 2011, management made a decision to allow employees, at his or her option upon settlement of the RSUs issued in connection with the RDA Holding Co. 2010 Equity Incentive Plan (“2010 Plan”) to elect to withhold an amount in excess of the minimum statutory withholding requirement.  As a result of this decision, existing and any future RSU awards granted under the 2010 Plan are accounted for as liability classified awards and will be reported at fair value through the settlement date, in accordance with U.S. GAAP.  See Note 13, Equity-Based Compensation, for further information.  Refer to our audited consolidated December 31, 2010 financial statements and accompanying notes for further information regarding our significant accounting policies.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.  Such amounts include the Company’s reclassification of software to be sold or leased.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which represents an update to ASC 220, Comprehensive Income.  ASU 2011-05 provides new disclosure guidance for comprehensive income, requiring presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  An entity will have the option to present these items in one continuous statement or two separate but consecutive statements.  An entity will no longer be permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update is effective for fiscal years beginning after December 15, 2011 and for interim periods within those years.  The Company plans to adopt this guidance effective January 1, 2012, and it is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which represents an update to ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASU 2010-06 provides new disclosure guidance for Level 3 fair value measurement activity, requiring separate presentation of information about purchases, sales, issuances and settlements.  This update is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.  The Company adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)-Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which represents an update to ASC 605, Revenue Recognition.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on the following: (i) vendor-specific objective evidence; (ii) third-party evidence; or (iii) the estimated selling price.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  This update is effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010.  The Company adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial statements.

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

Upon emergence from bankruptcy protection, the Company adopted fresh start accounting provisions of ASC 852.  Under fresh start accounting, a new reporting entity was deemed to have been created and all assets and liabilities were revalued to their fair values.  Accordingly, the consolidated financial statements for the reporting entity prior to February 19, 2010 are not comparable to the consolidated financial statements for the reporting entity subsequent to that date.

Discharge and Treatment of Claims

As of the Effective Date, the Debtors were discharged and released from all liabilities, claims and interests arising prior to the Petition Date in accordance with the provisions of the Plan.

Claims Resolution and Plan Distributions

The pre-petition claims of the Debtors were evidenced in the schedules of liabilities filed by the Debtors and proofs of claim filed by creditors by the deadline established by the Court (November 16, 2009 for most claims).  Claims that were not objected to by the deadline set forth in the Plan (180 days from the February 19, 2010 Effective Date) were deemed to be allowed claims.  Claims that were objected to were allowed or disallowed through a claims resolution process before the Bankruptcy Court.  Pursuant to objections filed by the Debtors, the Court has reduced, reclassified and/or disallowed claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated.  Many other claims were resolved prior to the Effective Date through settlement or by Court order.  Except with respect to any late filed claims, the claims resolution process is complete, and we expect the chapter 11 Cases to be closed in the third quarter of 2011.

Note 3                    Impairment of Assets

Goodwill and other indefinite-lived intangible assets are reviewed for impairment using a fair value based approach annually or earlier upon the occurrence of events or circumstances that indicate there may be an impairment charge.  Our annual impairment test is performed on October 1.  Asset impairments related to the carrying value of goodwill, indefinite-lived intangible assets and certain long-lived assets are calculated in accordance with the provisions of ASC Topic 350, Intangibles - Goodwill and Other, and ASC Topic 360, Property, Plant and Equipment (“ASC 360”), respectively.

Goodwill is reviewed for impairment at the reporting unit level.  A reporting unit is equivalent to an operating segment, or one level below an operating segment.  Our reporting units represent our reportable segments except for one component of our United States reportable segment, Allrecipes.com, which is considered a separate reporting unit.  Indefinite-lived intangible assets, or tradenames, are reviewed for impairment based on their lowest unit of accounting or by asset.

During the three months ended June 30, 2011, we concluded that an interim impairment test for goodwill and other intangible assets was necessary for our Europe, APLA and LED reporting units.  This conclusion was based on certain indicators of impairment for these reporting units, including lower than expected results and a decline in our most recent financial projections developed during the quarter, along with declines in market comparables since our last annual impairment test.

We have not finalized our interim impairment analysis due to the timing and complexity of the calculations required.  However, during the three months ended June 30, 2011, we recorded an estimated impairment charge of $256.7, related to goodwill, other intangible assets, and property and equipment.  We did not record any impairment charges in the three months ended June 30, 2010, or in the periods February 20 to June 30, 2010 and January 1 to February 19, 2010.

Our assets were established at fair value upon our emergence from bankruptcy and application of fresh start accounting on February 19, 2010.

We estimate the fair value of our tradenames based on the relief from royalty method.  This method applies a hypothetical royalty rate to our projected revenue streams attributable to each respective brand.  We recorded an estimated impairment charge of $31.7 against tradenames, consisting of $15.8 and $15.9 for Europe and APLA, respectively.

The goodwill impairment analysis is a two-step process.  The first step, used to identify potential impairment, is a comparison of the reporting unit’s estimated fair value to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is not considered to be impaired.  If the carrying value exceeds the fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment.  The second step requires the Company to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation.

We estimated the fair value of our reporting units based on a combination of the income and market multiple approaches.  Our estimate of discounted cash flows for each reporting unit required significant judgment.  Certain key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including pre-publication costs, are based on estimates related to strategic initiatives and current market conditions.  The discounted cash flow analyses used a discount rate that corresponds to the weighted-average cost of capital.  This assumed discount rate is consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the individual reporting units.  The market data utilized included publicly-traded prices and transaction values of comparable companies with operations considered to be similar to those of the Company’s reporting units.  Collectively, these evaluations were management’s best estimate of projected fair values.

Our Europe, APLA and LED reportable units failed step one of the goodwill impairment test which required us to proceed to the second step.  We recorded an estimated impairment charge of $224.7 against goodwill, consisting of $182.5, $21.7 and $20.5 for Europe, APLA and LED, respectively.

During the third quarter of 2011, we intend to finalize the second quarter interim impairment analysis and will record any adjustments at such time.

While the Company believes the assumptions used in the interim impairment analysis are reasonable, our analysis is sensitive to adverse changes in the assumptions used in the valuations.  In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate and market multiple assumptions could produce significantly different results for the impairment analyses.  Changes in these assumptions against actual results could result in future impairment tests and charges.  We will continue to monitor any changes in circumstances for indicators of impairment and closely monitor our actual results against these assumptions.

As part of our interim impairment test, we were required to perform an impairment assessment and measure certain assets at fair value.  These fair value measurements are considered non-recurring under ASC 820.  The assets and liabilities measured and resulting estimated impairment charge for the three months ended June 30, 2011, at fair value on a non-recurring basis, were as follows:

	Successor Company
	At the End of the Period	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
For the six months ended June 30, 2011 (Successor Company)
Goodwill	$476.7	$—	$—	$476.7	$224.7
Other intangible assets, net	410.0	—	—	410.0	31.7
Property and equipment	60.6	—	—	60.6	0.3
					$256.7

Note 4                    Other Operating Items, Net

Items included in other operating items, net consist of the following:  (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy and the implementation of fresh start accounting; (iii) professional fees, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iv) gain or loss on the disposal of assets; and (v) pension curtailments.  The tables below reflect other operating items, net:

	Successor Company
	Three months ended June 30, 2011	Three months ended June 30, 2010

Restructuring charges	$1.9	$18.0
Professional fees associated with bankruptcy, fresh start accounting, reorganization and restructuring	1.9	10.5
Sale or disposal of certain assets	(0.6)	—
Pension curtailments	—	(0.4)
Total	$3.2	$28.1

	Successor Company		Predecessor Company
	Six months ended June 30, 2011	February 20 to June 30, 2010	January 1 to February 19, 2010

Restructuring charges	$5.6	$18.3	$10.6
Professional fees associated with bankruptcy, fresh start accounting, reorganization and restructuring	3.9	15.4	3.1
Sale or disposal of certain assets	(1.7)	—	0.3
Pension curtailments	—	(0.4)	—
Total	$7.8	$33.3	$14.0

Restructuring Activities

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

Effective April 2, 2009, our Reader’s Digest Association, Inc. Retirement Plan (“U.S. Qualified Pension Plan” or “Retirement Plan”) was amended to provide additional benefits to employees involuntarily terminated.  As a result, a portion of our severance obligation is being satisfied by payments from the U.S. Qualified Pension Plan.  See Note 14, Benefit Plans, for further information.

For the three months ended June 30, 2011, we recorded new restructuring activities of $1.9, primarily related to a contract termination in France, a lease termination in Europe and severance, principally related to continued headcount reductions in Europe and APLA.  Additionally, we recorded an adjustment related to the abandonment of one floor of our White Plains, New York facility, due to adjustments in our expected sublease income.

For the six months ended June 30, 2011, we recorded new restructuring activities of $5.6.  This was primarily related to severance, principally due to continued headcount reductions in our Europe and APLA regions.  Additionally, we recorded contractual charges related to the abandonment of one floor of our White Plains, New York facility, due to additional charges to ready the space for sublease and adjustments to our expected sublease income; contractual charges related to abandonment of leases in Europe, APLA and Canada; and fees related to a contract termination in France.  Employee severance payments are expected to be substantially completed by the end of 2011.

For the three months ended June 30, 2010 and the period February 20 to June 30, 2010, we recorded new restructuring activities of $18.0 and $18.3, respectively, primarily related to severance of approximately 300 employees in a global strategic effort to reduce the Company’s overhead to levels consistent with the industry.  The efforts largely consisted of consolidating functions across business units within our Company.  Employee severance payments are expected to be substantially completed by the end of calendar year 2011.

During the period January 1 to February 19, 2010, we recorded new restructuring activities of $10.6, primarily related to severance in our international locations, principally France.  Employee severance payments are expected to be substantially completed by the end of 2011.

The table below reflects changes in our restructuring accruals, by type of initiative, for the Successor Company, for the six months ended June 30, 2011:

	Successor Company
	Severance				Contracts
	2011	2010			2011	2010
	Successor Company Initiatives	Successor Company Initiatives	Predecessor Company Initiatives	Total Severance	Successor Company Initiatives	Successor Company Initiatives	Predecessor Company Initiatives	Total Contracts	Grand Total
Balance at December 31, 2010	$—	$8.9	$3.6	$12.5	$—	$4.8	$—	$4.8	$17.3
Accruals, net	3.8	0.9	(0.9)	3.8	1.9	1.1	—	3.0	6.8
Spending	(1.5)	(6.8)	(1.1)	(9.4)	(0.4)	(0.6)	—	(1.0)	(10.4)
Balance at June 30, 2011	$2.3	$3.0	$1.6	$6.9	$1.5	$5.3	$—	$6.8	$13.7

Cumulative Amounts
Predecessor Company’s liabilities assumed in fresh start accounting	$—	$—	$14.5	$14.5	$—	$—	$0.3	$0.3	$14.8
Accruals, net	3.8	23.3	(5.6)	21.5	1.9	5.9	(0.2)	7.6	29.1
Spending	(1.5)	(20.3)	(7.3)	(29.1)	(0.4)	(0.6)	(0.1)	(1.1)	(30.2)
Balance at June 30, 2011	$2.3	$3.0	$1.6	$6.9	$1.5	$5.3	$—	$6.8	$13.7

The table below reflects changes in our restructuring accruals, by reportable segment, for the Successor Company, for the six months ended June 30, 2011:

	Successor Company
	Severance					Total	Contracts
	US	Europe	APLA	Canada	LED	Severance	US	Europe	APLA	Canada	Grand Total
Balance at December 31, 2010	$0.3	$9.2	$2.0	$0.9	$0.1	$12.5	$4.8	$—	$—	$—	$17.3
Accruals, net	0.7	1.9	1.0	0.3	(0.1)	3.8	1.1	1.2	0.6	0.1	6.8
Spending	(0.8)	(5.8)	(2.0)	(0.8)	—	(9.4)	(0.6)	—	(0.3)	(0.1)	(10.4)
Balance at June 30, 2011	$0.2	$5.3	$1.0	$0.4	$—	$6.9	$5.3	$1.2	$0.3	$—	$13.7

Cumulative Amounts
Predecessor Company’s liabilities assumed in fresh start accounting	$1.3	$11.3	$1.3	$0.4	$0.2	$14.5	$—	$—	$0.3	$—	$14.8
Accruals, net	7.0	7.4	5.6	1.7	(0.2)	21.5	5.9	1.2	0.4	0.1	29.1
Spending	(8.1)	(13.4)	(5.9)	(1.7)	—	(29.1)	(0.6)	—	(0.4)	(0.1)	(30.2)
Balance at June 30, 2011	$0.2	$5.3	$1.0	$0.4	$—	$6.9	$5.3	$1.2	$0.3	$—	$13.7

Note 5                    Deconsolidation

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

In the three months ended June 30, 2011 and the period February 20 to June 30, 2010, we reduced the loss by $8.5 and $1.4, respectively, related to the settlement of remaining pre-petition and post-petition liabilities resulting from the RDA UK administration filing.

On April 9, 2010, the Company entered into a license agreement with a third party to publish the United Kingdom edition of Reader’s Digest magazine and sell other products under the Reader’s Digest brand.

Note 6                                                            Reorganization Items

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

(a)                                 Gain at emergence and Pre Emergence gain on settlement of pre-petition liabilities reflected amounts related to negotiated settlements of pre-petition obligations, pursuant to the Plan of Reorganization, upon and prior to emergence from bankruptcy.

(b)                                 Revaluation of assets and liabilities related to fresh start accounting adjustments in accordance with ASC 852.

(c)                                  Professional fees directly related to reorganization included fees associated with advisors to the Debtors, unsecured creditors and secured creditors.

(d)                                 Rejected leases reflected amounts recorded to settle leases rejected by the Company and approved by the Bankruptcy Court.

(e)                                  Compensation and retention reflected bonus accruals for incentive compensation plans established under the Plan of Reorganization, which were directly linked to the reorganization.

Post Emergence payments for reorganization items included $50.7 for the settlement of pre-petition liabilities and $19.2 for professional fees for the period February 20 to June 30, 2010.

Pre Emergence payments for reorganization items included $3.9 for the settlement of pre-petition liabilities and $8.4 for professional fees for the period January 1 to February 19, 2010.

Note 7                                                            Income Tax

For the six months ended June 30, 2011, the Company recorded an income tax benefit of $17.3.  For the periods February 20 to June 30, 2010 and January 1 to February 19, 2010, the Company recorded an income tax benefit of $30.2 and an income tax expense of $54.0, respectively.  The income tax benefit for the six months ended June 30, 2011 is driven by the Company’s jurisdictional earnings mix of foreign earnings at a low tax rate and domestic losses at a high tax rate and the impairment in the quarter of non-deductible goodwill previously recorded in fresh start accounting.  The income tax benefit for the six months ended June 30, 2011 was further impacted by the establishment of a valuation allowance on certain US tax assets, offset by the reversal of valuation allowance previously recorded on certain of our state net operating loss carryforwards.  The income tax benefit for the period February 20 to June 30, 2010 reflects the establishment of a valuation allowance on certain tax assets and the continued tax impact of fresh start accounting.  The income tax expense for the period January 1 to February 19, 2010 is primarily related to the cancellation of indebtedness income resulting from the Company’s emergence from bankruptcy and the tax impact of fresh start accounting.

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.  The amount of unrecognized tax benefits, including interest from uncertain tax positions, at June 30, 2011 and December 31, 2010 were $26.1 and $22.6, respectively.

Note 8                                                            Discontinued Operations and Assets Held for Sale

In January 2011, we sold our French facility for $8.3, and recognized a gain on the sale of $1.1.  This asset was classified in assets held for sale in our December 31, 2010 consolidated balance sheet.

For the three and six months ended June 30, 2011, there were no discontinued operations.  As of June 30, 2011, there were no assets or liabilities held for sale in our consolidated balance sheet.

In January 2010, we sold CompassLearning, Inc. (“CompassLearning”), our educational software division, for a purchase price of $30.8.  We recognized a gain on the sale, net of taxes, of $30.8 for the period January 1 to February 19, 2010.  This business qualified as discontinued operations under ASC 360.  We reported the results of operations and consolidated financial position of this business in discontinued operations within the consolidated statements of operations and consolidated statements of cash flows for the periods February 20 to June 30, 2010 and January 1 to February 19, 2010.

Income from discontinued operations, net of taxes for the three months ended June 30, 2010 was $1.0.

Income from discontinued operations, net of taxes for the periods February 20 to June 30, 2010 and January 1 to February 19, 2010 was as follows:

	Successor Company	Predecessor Company
	February 20 to June 30, 2010	January 1 to February 19, 2010

Revenue	$—	$2.6
Income from discontinued operations before income taxes	0.4	1.0
Income tax benefit on discontinued operations	—	(1.6)
Income from discontinued operations, net of taxes, before gain on sales	0.4	2.6
Gain on sale of divested business, net of taxes	—	30.8
Income from discontinued operations, net of taxes	$0.4	$33.4

The gain on the sale of the CompassLearning divested business, net of taxes was as follows:

Predecessor Company
January 1 to February 19, 2010

Sales price	$30.8
Net tangible assets	(3.0)
Associated intangible assets	0.6
Transaction costs	2.4
Gain on sale of divested business, net of taxes	$30.8

The tax expense resulting from the sale was fully offset by the reversal of the valuation allowance recorded on CompassLearning’s net operating loss carryforwards.

Note 9                                                            Accounts Receivable, Net

The components of accounts receivable, net were as follows:

	Successor Company
	June 30, 2011	December 31, 2010
Gross trade accounts receivable	$352.9	$410.1
Reserve for returns	(62.3)	(68.1)
Reserve for bad debts and allowances	(105.5)	(104.8)
Accounts receivable, net	$185.1	$237.2

Note 10                                                     Inventories

The components of inventories were as follows:

	Successor Company
	June 30, 2011	December 31, 2010
Raw materials	$1.9	$1.8
Work-in-progress	6.6	4.1
Finished goods	68.0	56.6
Inventories	$76.5	$62.5

Note 11                                                     Debt

The components of debt were as follows:

	Successor Company
	June 30, 2011	December 31, 2010
Senior Secured Notes	$525.0	$525.0
Senior Credit Facility	11.0	—
Discount on Senior Secured Notes	(13.4)	(14.3)
Long-term debt	$522.6	$510.7

Interest Expense

Interest expense attributable to our outstanding debt was $14.3 and $13.5 for the three months ended June 30, 2011 and 2010 respectively, including the amortization of deferred financing fees and bond discount of $1.2 and $0.9, respectively.  Interest expense attributable to our outstanding debt was $28.1 for the six months ended June 30, 2011, $25.4 for the periods February 20 to June 30, 2010 and $8.8 for January 1 to February 19, 2010, including the amortization of deferred financing fees and bond discount of $2.3, $5.8 and $3.8, respectively.  The weighted average interest rate on our borrowings for both the three months ended June 30, 2011 and 2010 was 9.5%.  The weighted average interest rates on our borrowings for the six months ended June 30, 2011 and the period February 20 to June 30, 2010 were both 9.5%, and the period January 1 to February 19, 2010 was 10.8%.

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

Senior Secured Notes

On February 11, 2010, RD Escrow Corporation, a subsidiary of RDA, entered into an Indenture (“Indenture”) with RDA, RDA Holding Co., and substantially all of our existing wholly-owned direct and indirect domestic subsidiaries (collectively referred to as the “Guarantors”), Wells Fargo Bank, N.A., as Trustee, and Wilmington Trust FSB, as Collateral Agent, pursuant to which we issued the Floating Rate Senior Secured Notes due 2017 (“Senior Secured Notes”) in a private offering under the Securities Act of 1933.  We issued the Senior Secured Notes at 97% of their face value.  Financing fees of $16.0 related to the Senior Secured Notes were deferred and are amortized under the effective interest rate method over the life of the Senior Secured Notes.

In October 2010, RDA Holding Co. and its subsidiaries filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, in connection with our offer to exchange up to $525.0 of our Senior Secured Notes for a like principal amount of Floating Rate Senior Secured Notes due 2017 (“Exchange Notes”).  We completed the exchange offer in March 2011.  The Exchange Notes are guaranteed by the Guarantors on a senior secured basis, with terms substantially identical in all material respects to the unregistered Senior Secured Notes, except that the Exchange Notes do not contain terms restricting their transfer.

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

Upon the occurrence of a change of control (as defined in the Indenture) of RDA holders of the Senior Secured Notes have the right to require us to repurchase all or a portion of the Senior Secured Notes at a purchase price in cash equal to 101% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest.  Refer to the “Board Change” section below for further information.

The Indenture, among other things, limits our ability and the ability of our restricted subsidiaries to (i) incur, assume or guarantee additional indebtedness; (ii) issue redeemable stock and preferred stock; (iii) pay dividends or make distributions or redeem or repurchase capital stock; (iv) prepay, redeem or repurchase certain debt; (v) make loans and investments; (vi) incur liens; (vii) restrict dividends, loans or asset transfers from our subsidiaries; (viii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (ix) consolidate or merge with or into, or sell substantially all of our assets to, another person; (x) enter into transactions with affiliates; and (xi) enter into new lines of business.  We were in compliance with our Indenture at June 30, 2011.

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

As of June 30, 2011, there were borrowings of $11.0 under the Senior Credit Facility.  The Senior Credit Facility is fully and unconditionally guaranteed on a first priority secured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The obligations and guaranty under the Senior Credit Facility are secured by a first priority security interest in the same collateral that secures the Senior Secured Notes.

The Senior Credit Facility contains substantially the same covenants and limitations as the Senior Secured Notes.  In addition, there is a financial covenant that limits our maximum allowed leverage ratio.  The Company was in compliance with all covenants at June 30, 2011.

Board Change

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

On May 11, 2011, we entered into an amendment to the Senior Credit Facility with the Administration Agent and the Lenders under which the Lenders unanimously waived the event of default arising from the Board Change.  The Senior Credit Facility was modified by, among other things, the following items:

•                  the financial covenant contained in the Senior Credit Facility  (which requires that we maintain a specified senior secured debt ratio that decreases quarter to quarter) was modified to (i) provide that the covenant is measured on a quarter end basis only (rather than daily, as originally required) and (ii) to change the ratio that we will have to meet for the quarter ending September 30, 2011 to 4.25:1 (from 4.00:1);

•                  in order to be able to incur additional permitted secured debt, we must be in compliance with the financial covenant and not be in default under the Senior Credit Facility;

•                  the restricted payment covenant contained in the Senior Credit Facility was amended to further limit our ability to pay dividends on, or repurchase, our equity interests, including, among other things, imposing a requirement that we satisfy the financial covenant referred to above, on a pro forma basis, at the then-applicable level set forth in the covenant, less 0.50;

•                  the definition of “change of control” was amended such that the percentage of equity interests acquired by any person or group necessary to trigger a change of control (and thereby give rise to an event of default) was reduced from 50.0% to 35.0%;

•                  the limitation of the amount of restructuring charges that we can add back in the calculation of EBITDA, which is used in a financial covenant and several ratios, to $35.0 in 2011 and any subsequent twelve month period; and

•                  a condition was imposed to borrowings or other extensions of credit under the Senior Credit Facility that our “net cash balance” (as defined therein) not exceed $125.0 after giving effect to such borrowing or extension of credit.

The Board Change did not constitute an event of default under the Indenture, nor did the event of default under the Senior Credit Facility trigger a cross-default under the Indenture.

Letters of Credit

There were $18.6 in standby letters of credit as of June 30, 2011 and December 31, 2010 against the $25.0 letter of credit sub-facility of the Senior Credit Facility which were serving as security, primarily related to real estate leases entered into by RDA, Direct Holdings, and Allrecipes.com, Inc.; certain contested tax liabilities in Russia; and as security for surety bonds related to sweepstakes promotions and customs duties.

Fair Values

Based on market prices at June 30, 2011, the fair value of our $525.0 Senior Secured Notes was approximately $544.7.  Based on market prices at December 31, 2010, the fair value of our $525.0 Senior Secured Notes was approximately $519.8.  There has been no trading activity on our Senior Credit Facility.  We estimated that the fair value of our Senior Credit Facility at June 30, 2011 was approximately $11.0.  There were no borrowings outstanding under the Senior Credit Facility at December 31, 2010.

The Senior Secured Notes and Senior Credit Facility are fair valued based on Level 2 of the fair value hierarchy, based on quoted prices for our Senior Secured Notes in markets which are not active.

Note 12                                                     Commitments and Contingencies

General Litigation

From time to time, we are involved in a variety of claims, lawsuits, investigations and proceedings that arise in the ordinary course of business.

On April 19, 2010, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand requesting the production of documents and information, regarding the marketing of the Ab Circle Pro fitness product, to Direct Entertainment Media Group, Inc. (“DEMG”), a subsidiary of RDA, as well as certain third parties involved in the manufacture and promotion of the product.  DEMG provided its initial responses by August 23, 2010 and had not heard from the FTC until June 2011, at which time the FTC indicated it would seek authority to enter into consent negotiations with DEMG regarding the terms of a Consent Order.  The FTC has indicated that the Consent Order will include injunctive relief regulating certain of DEMG’s marketing activities in the future and could include some form of monetary relief in the form of restitution.  The FTC has also indicated that it will likely include Direct Holdings Americas, Inc, a subsidiary of RDA, and RDA as parties to the settlement.  The FTC has not yet provided any indication as to how restitution might be calculated and DEMG intends to vigorously argue that restitution is not appropriate in this case.  We are fully cooperating in the negotiation process with the FTC and we expect resolution of this matter by the end of fiscal year 2011.  Because these negotiations are in a very preliminary stage and the FTC has not yet presented any proposal to DEMG, it is not possible to reasonably estimate any amount of liability at this time.

On June 2, 2011, the Polish Office for the Protection of Consumers and Competition (“UOKiK”) issued a ruling to initiate a consumer protection proceeding against Reader’s Digest Przeglad Sp. z o.o. (Reader’s Digest Poland, “RDP”).  UOKiK’s ruling claims that RDP’s sweepstakes-based direct mail marketing model makes use of practices which may mislead consumers and/or fail to provide clear and complete information on the details of the distance-selling contracts executed between RDP and the consumers.  RDP has replied to UOKiK’s ruling and appealed directly to the relevant civil court, refuting the factual and legal allegations presented by UOKiK and raising procedural arguments concerning UOKiK’s actions to date.  Under administrative guidelines, UOKiK should issue a decision within 60 days; however this time frame is not binding on UOKiK.  In the decision to be issued at the close of its proceeding, UOKiK may: (i) order RDP to stop or modify the disputed sweeps-based marketing activities, and (ii) impose a financial penalty.  RDP would be entitled to appeal any UOKiK decision to the consumer protection/competition court, and UOKiK’s decision would not become binding prior to the consumer protection/competition court’s ruling on appeal.  Although we cannot predict the final outcome of this matter, based on the information presently available to us, management does not believe that the ultimate resolution of this investigation will have a material effect on the Company’s financial condition, results of operation or cash flows.

Note 13                                                     Equity-Based Compensation

Successor Company

As discussed in Note 1, Organization and Summary of Significant Accounting Policies, on April 18, 2011, stockholders representing a majority of the Company’s outstanding common stock removed seven members of our Board and filled all eight vacancies with new members.  This constituted a change in control as defined under the 2010 Plan.  As a result of the change in control, the vesting of certain stock option and RSU awards was accelerated.

Subsequent to the accelerated vesting, we offered employees with vested RSUs the option to withhold for taxes at a rate in excess of the statutory minimum.  Under ASC Topic 718, Compensation - Stock Compensation, if an amount in excess of the minimum statutory requirement is withheld, or may be withheld at the employee’s discretion, the entire award shall be classified and accounted for as a liability.  Therefore, as of June 30, 2011, we reclassified approximately $4.3 from paid-in capital to other current liabilities in our consolidated balance sheet.

For the three months ended June 30, 2011 and 2010, we recognized stock-based compensation expense of $14.9 and $4.2, respectively.  For the six months ended June 30, 2011, we recognized stock-based compensation expense of $16.5, which consisted of $12.4, net of forfeitures, specifically for the accelerated vesting; along with $2.6 for normal course vesting and $1.5 for the quarterly mark-to-market on liability-classified RSUs.  For the periods February 20 to June 30, 2010 and January 1 to February 19, 2010, we recognized stock-based compensation expense of $4.2 and $0.2, respectively.

During the six months ended June 30, 2011, there were approximately 99,000 stock options and approximately 73,000 RSUs granted to certain directors and employees of our Company.

A summary of stock option activity under the 2010 Plan for the six months ended June 30, 2011 was as follows:

	Successor Company
	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Options
Outstanding at December 31, 2010	1,304	$17.44
Granted	99	22.80
Forfeited or expired	(43)	17.42
Exercised	(532)	17.42
Outstanding at June 30, 2011	828	$18.10	9.1
Vested or expected to vest at June 30, 2011	828
Exercisable at June 30, 2011	766	$17.72	9.0

The weighted average fair value of options granted during the three and six months ended June 30, 2011 was $11.51 per share.

A summary of RSUs activity under the 2010 Plan for the six months ended June 30, 2011 was as follows:

	Successor Company
	RSUs
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	587	$17.46
Granted	73	22.80
Vested	(505)	17.61
Forfeited	(97)	17.58
Nonvested at June 30, 2011	58	$22.80

Note 14                                                     Benefit Plans

We sponsor various pension and postretirement benefit plans, including those for certain employees in the United States and internationally.

Components of net periodic pension benefit were as follows:

	Successor Company
	Three months ended June 30, 2011	Three months ended June 30, 2010

Service cost	$1.1	$1.4
Interest cost	6.2	6.9
Expected return on plan assets	(10.4)	(12.6)
Curtailments (a)	—	(0.5)
Cost for special termination benefits	0.1	0.4
Net periodic pension benefit	$(3.0)	$(4.4)

	Successor Company		Predecessor Company
	Six months ended June 30, 2011	February 20 to June 30, 2010	January 1 to February 19, 2010

Service cost	$2.2	$2.0	$1.1
Interest cost	12.3	9.9	5.4
Expected return on plan assets	(20.7)	(18.1)	(9.9)
Amortization of net actuarial loss	—	—	0.4
Curtailments (a)	—	(0.5)	—
Cost for special termination benefits	0.6	0.5	0.6
Net periodic pension benefit	$(5.6)	$(6.2)	$(2.4)

(a)                                  The Company recorded a curtailment of $0.5 for both the three months ended June 30, 2010 and the period February 20 to June 30, 2010, related to France.

For the three months ended June 30, 2011 and 2010, we contributed less than $0.1 to our international pension plans.  For the six months ended June 30, 2011 and the periods February 20 to June 30, 2010 and January 1 to February 19, 2010, we contributed $0.9, less than $0.1 and less than $0.1, respectively, to our international pension plans.

Our Retirement Plan in the United States is over funded; therefore, we did not make any contributions for the three months and six months ended June 30, 2011 or for the periods February 20 to June 30, 2010 and January 1 to February 19, 2010.

We also sponsor certain postretirement benefit plans in the United States and Canada.  The tables below detail the components of our net periodic postretirement cost (benefit):

	Successor Company
	Three months ended June 30, 2011	Three months ended June 30, 2010

Interest cost	$0.1	$0.2
Curtailments (a)	—	0.1
Net periodic postretirement cost	$0.1	$0.3

(a)                                  The Company recorded a curtailment of $0.1 for both the three months ended June 30, 2010 and the period February 20 to June 30, 2010.

	Successor Company		Predecessor Company
	Six months ended June 30, 2011	February 20 to June 30, 2010	January 1 to February 19, 2010

Interest cost	$0.3	$0.3	$0.1
Amortization of prior service credit	—	—	(0.2)
Amortization of net actuarial gain	—	—	(0.2)
Curtailments (a)	—	0.1	—
Net periodic postretirement cost (benefit)	$0.3	$0.4	$(0.3)

(a)                                  The Company recorded a curtailment of $0.1 for both the three months ended June 30, 2010 and the period February 20 to June 30, 2010, related to Canada.

Note 15                                                      Segments

Reportable segments are based on our method of internal reporting.  We present our segment revenue as if the intercompany transactions were with third parties.  Revenue and expenses attributable to intercompany transactions are eliminated to reconcile our reportable segment amounts to consolidated amounts, as reported in our consolidated statements of operations.

Reportable Segment Financial Information:

	Successor Company
	Three months ended June 30, 2011	Three months ended June 30, 2010

Revenue
United States	$176.7	$177.1
Europe	145.4	151.7
Asia Pacific & Latin America	59.2	65.6
Canada	25.4	28.2
Lifestyle & Entertainment Direct	8.5	49.9
Other	4.7	6.1
Intercompany eliminations	(1.5)	(1.7)
Fair value adjustments (a)	(9.0)	(40.4)
Total revenue	$409.4	$436.5

Operating income (loss)
United States	$33.1	$39.0
Europe	13.7	30.6
Asia Pacific & Latin America	1.4	7.3
Canada	6.5	7.1
Lifestyle & Entertainment Direct	(17.2)	5.3
Other	0.1	—
Corporate unallocated	(31.5)	(38.4)
Fair value adjustments (a)	(5.1)	(27.5)
Impairment of assets	(256.7)	—
Other operating items, net (b)	(3.2)	(28.1)
Operating loss	$(258.9)	$(4.7)

(a)                                  Fair value adjustments include the amortization of the fair value reduction to unearned revenue and related deferred cost accounts resulted from the application of fresh start accounting upon our emergence from bankruptcy.

(b)                                 Items included in other operating items, net consist of the following:  (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy and the implementation of fresh start accounting; (iii) professional fees, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iv) gain or loss on the disposal of assets; and (v) pension curtailments.  See Note 4, Other Operating Items, Net.

	Successor Company		Predecessor Company
	Six months ended June 30, 2011	February 20 to June 30, 2010	January 1 to February 19, 2010

Revenue
United States	$291.1	$236.9	$74.4
Europe	267.3	204.6	92.4
Asia Pacific & Latin America	116.9	93.1	34.4
Canada	48.2	37.9	15.2
Lifestyle & Entertainment Direct	38.9	74.3	36.2
Other	10.2	8.8	5.7
Intercompany eliminations	(3.3)	(1.9)	(0.6)
Fair value adjustments (a)	(33.9)	(61.0)	—
Total revenue	$735.4	$592.7	$257.7

Operating income (loss)
United States	$31.2	$45.1	$3.0
Europe	2.1	37.6	(8.1)
Asia Pacific & Latin America	3.2	11.0	0.2
Canada	7.3	6.1	1.7
Lifestyle & Entertainment Direct	(22.3)	7.5	6.1
Other	0.6	(0.2)	1.9
Corporate unallocated	(55.8)	(47.8)	(15.1)
Fair value adjustments (a)	(22.6)	(33.5)	—
Impairment of assets	(256.7)	—	—
Other operating items, net (b)	(7.8)	(33.3)	(14.0)
Operating loss	$(320.8)	$(7.5)	$(24.3)

(a)                                  Fair value adjustments include the amortization of the fair value reduction to unearned revenue and related deferred cost accounts resulted from the application of fresh start accounting upon our emergence from bankruptcy.

(b)                                 Items included in other operating items, net consist of the following:  (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy and the implementation of fresh start accounting; (iii) professional fees, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iv) gain or loss on the disposal of assets; and (v) pension curtailments.  See Note 4, Other Operating Items, Net.

Note 16                                                      Guarantor and Non-Guarantor Financial Information

RDA Holding Co., and our domestic subsidiaries guarantee the Senior Secured Notes issued by RDA (collectively, the “Guarantor Subsidiaries”) jointly and severally, irrevocably and unconditionally.  The Guarantor Subsidiaries do not include foreign subsidiaries, domestic subsidiaries whose assets substantially consist of voting stock of one or more foreign subsidiaries or non-wholly-owned subsidiaries (subject to certain limited exceptions such as in the event that such non-wholly-owned subsidiary guarantees debt issued in a capital markets transaction).  Our subsidiaries that are not Guarantor Subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Senior Secured Notes.

The following tables present, for RDA Holding Co. (the parent) and RDA (the issuer), both of which are presented on a stand-alone basis, Guarantor Subsidiaries on a combined basis and Non-Guarantor Subsidiaries on a combined basis, the consolidated statements of operations for the three and six months ended June 30, 2011, the three months ended June 30, 2010 and the periods February 20 to June 30, 2010 (Successor Company), and January 1 to February 19, 2010 (Predecessor Company).  The consolidated condensed balance sheets for the same entities are presented as of June 30, 2011 and December 31, 2010 (Successor Company).  The consolidated condensed statements of cash flows for the same entities are presented for the six months ended June 30, 2011 and the period February 20 to June 30, 2010 (Successor Company), and January 1 to February 19, 2010 (Predecessor Company).

Consolidated Statement of Operations for the three months ended June 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$14.6	$164.7	$231.7	$(1.6)	$409.4
Product, distribution and editorial expenses	—	14.6	72.1	95.5	(1.6)	180.6
Promotion, marketing and administrative expenses	—	33.4	74.7	119.7	—	227.8
Impairment of assets	—	0.1	20.5	236.1	—	256.7
Other operating items, net	—	1.9	1.4	(0.1)	—	3.2
Operating loss	—	(35.4)	(4.0)	(219.5)	—	(258.9)

Interest expense	—	14.3	—	—	—	14.3
Gain on deconsolidation of subsidiary	—	(8.5)	—	—	—	(8.5)
Loss from investment in subsidiaries	240.5	210.5	5.3	—	(456.3)	—
Other (income) expense, net	—	(2.9)	(0.6)	1.1	—	(2.4)
Loss before income taxes	(240.5)	(248.8)	(8.7)	(220.6)	456.3	(262.3)

Income tax benefit	—	(8.9)	(2.8)	(10.1)	—	(21.8)
Loss from continuing operations before discontinued operations	(240.5)	(239.9)	(5.9)	(210.5)	456.3	(240.5)

(Loss) income from discontinued operations, net of taxes	—	(0.6)	8.3	(7.7)	—	—
Net (loss) income	$(240.5)	$(240.5)	$2.4	$(218.2)	$456.3	$(240.5)

Consolidated Statement of Operations for the six months ended June 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$31.4	$279.9	$427.5	$(3.4)	$735.4
Product, distribution and editorial expenses	—	25.6	130.2	183.0	(3.4)	335.4
Promotion, marketing and administrative expenses	—	59.8	149.0	247.5	—	456.3
Impairment of assets	—	0.1	20.5	236.1	—	256.7
Other operating items, net	—	6.1	(0.1)	1.8	—	7.8
Operating loss	—	(60.2)	(19.7)	(240.9)	—	(320.8)

Interest expense	—	28.1	—	—	—	28.1
Gain on deconsolidation of subsidiary	—	(8.5)	—	—	—	(8.5)
Loss from investment in subsidiaries	322.2	258.1	5.0	—	(585.3)	—
Other (income) expense, net	—	(9.1)	0.8	7.4	—	(0.9)
Loss before income taxes and discontinued operations	(322.2)	(328.8)	(25.5)	(248.3)	585.3	(339.5)

Income tax benefit	—	(7.2)	(1.2)	(8.9)	—	(17.3)
Loss from continuing operations before discontinued operations	(322.2)	(321.6)	(24.3)	(239.4)	585.3	(322.2)

(Loss) income from discontinued operations, net of taxes	—	(0.6)	8.3	(7.7)	—	—
Net loss	$(322.2)	$(322.2)	$(16.0)	$(247.1)	$585.3	$(322.2)

Consolidated Condensed Balance Sheet as of June 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$28.6	$129.6	$355.5	$(9.3)	$504.4
Property and equipment, net	—	34.6	13.1	12.9	—	60.6
Restricted cash	—	2.3	—	7.1	—	9.4
Goodwill	—	—	310.0	166.7	—	476.7
Other intangible assets, net	—	—	182.0	228.0	—	410.0
Prepaid pension assets	—	143.3	—	29.9	—	173.2
Investments in subsidiaries	282.9	660.5	161.0	—	(1,104.4)	—
Intercompany noncurrent receivables	—	95.0	—	21.7	(116.7)	—
Other noncurrent assets	—	19.1	20.5	4.7	—	44.3
Total assets	$282.9	$983.4	$816.2	$826.5	$(1,230.4)	$1,678.6

Liabilities and stockholders’ equity
Current liabilities	$—	$68.9	$253.4	$272.8	$(9.3)	$585.8
Long-term debt	—	522.6	—	—	—	522.6
Unearned revenue	—	—	92.5	1.7	—	94.2
Accrued pension	—	—	—	3.3	—	3.3
Postretirement and postemployment benefits other than pensions	—	10.5	—	1.4	—	11.9
Intercompany noncurrent payables	—	21.7	11.7	83.3	(116.7)	—
Other noncurrent liabilities	—	76.8	31.3	69.8	—	177.9
Total liabilities	—	700.5	388.9	432.3	(126.0)	1,395.7
Stockholders’ equity	282.9	282.9	427.3	394.2	(1,104.4)	282.9
Total liabilities and stockholders’ equity	$282.9	$983.4	$816.2	$826.5	$(1,230.4)	$1,678.6

Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to operating activities	$—	$(3.6)	$2.2	$(62.7)	$(5.9)	$(70.0)
Net change in cash due to investing activities	—	(6.3)	(3.2)	7.2	—	(2.3)
Net change in cash due to financing activities	—	(38.6)	—	—	—	(38.6)
Effect of exchange rate changes on cash and cash equivalents	—	(5.4)	—	4.4	5.9	4.9
Net change in cash and cash equivalents	—	(53.9)	(1.0)	(51.1)	—	(106.0)
Cash and cash equivalents at beginning of the period	—	64.8	3.8	100.8	—	169.4
Cash and cash equivalents at end of the period	$—	$10.9	$2.8	$49.7	$—	$63.4

Consolidated Statement of Operations for the three months ended June 30, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$19.7	$184.9	$233.4	$(1.5)	$436.5
Product, distribution and editorial expenses	—	(7.9)	104.7	96.7	(1.5)	192.0
Promotion, marketing and administrative expenses	—	44.7	68.1	108.3	—	221.1
Other operating items, net	—	11.5	4.6	12.0	—	28.1
Operating (loss) income	—	(28.6)	7.5	16.4	—	(4.7)

Interest expense (income)	—	13.7	—	(0.2)	—	13.5
Gain on deconsolidation of subsidiary	—	(1.4)	—	—	—	(1.4)
Other expense (income), net	—	6.9	(6.2)	(0.7)	—	—
(Income) loss from investment in subsidiaries	(12.5)	(60.2)	0.3	—	72.4	—
Income (loss) before income taxes and discontinued operations	12.5	12.4	13.4	17.3	(72.4)	(16.8)

Income tax (benefit) expense	—	—	(30.1)	1.8	—	(28.3)
Income from continuing operations before discontinued operations	12.5	12.4	43.5	15.5	(72.4)	11.5

Income (loss) from discontinued operations, net of taxes	—	0.1	(0.2)	1.1	—	1.0
Net income	$12.5	$12.5	$43.3	$16.6	$(72.4)	$12.5

Consolidated Statement of Operations for the period February 20 to June 30, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$26.2	$248.3	$320.2	$(2.0)	$592.7
Product, distribution and editorial expenses	—	(7.6)	132.3	133.2	(2.0)	255.9
Promotion, marketing and administrative expenses	—	56.4	101.1	153.5	—	311.0
Other operating items, net	—	15.5	4.5	13.3	—	33.3
Operating (loss) income	—	(38.1)	10.4	20.2	—	(7.5)

Interest expense	—	24.6	—	0.8	—	25.4
Gain on deconsolidation of subsidiary	—	(1.4)	—	—	—	(1.4)
Other expense (income), net	—	6.1	(5.9)	0.2	—	0.4
Loss (income) from investment in subsidiaries	1.3	(65.4)	0.2	—	63.9	—
(Loss) income before income taxes and discontinued operations	(1.3)	(2.0)	16.1	19.2	(63.9)	(31.9)

Income tax (benefit) expense	—	(0.6)	(31.0)	1.4	—	(30.2)
(Loss) income from continuing operations before discontinued operations	(1.3)	(1.4)	47.1	17.8	(63.9)	(1.7)

Income (loss) from discontinued operations, net of taxes	—	0.1	(0.3)	0.6	—	0.4
Net (loss) income	$(1.3)	$(1.3)	$46.8	$18.4	$(63.9)	$(1.3)

Consolidated Statement of Operations for the period January 1 to February 19, 2010 (Predecessor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$8.4	$107.5	$142.4	$(0.6)	$257.7
Product, distribution and editorial expenses	—	2.6	50.0	60.9	(0.6)	112.9
Promotion, marketing and administrative expenses	—	19.7	47.0	88.4	—	155.1
Other operating items, net	—	(2.0)	2.9	13.1	—	14.0
Operating (loss) income	—	(11.9)	7.6	(20.0)	—	(24.3)

Interest expense	—	7.9	—	0.9	—	8.8
Loss (gain) on deconsolidation of subsidiary	—	64.3	—	(14.6)	—	49.7
Other expense (income), net	—	8.1	(11.0)	12.5	—	9.6
Reorganization items	193.2	(1,801.5)	(221.5)	(76.8)	—	(1,906.6)
Income from investment in subsidiaries	(1,986.8)	(206.9)	(0.1)	—	2,193.8	—
Income before income taxes and discontinued operations	1,793.6	1,916.2	240.2	58.0	(2,193.8)	1,814.2

Income tax (benefit) expense	—	(70.6)	90.8	33.8	—	54.0
Income from continuing operations before discontinued operations	1,793.6	1,986.8	149.4	24.2	(2,193.8)	1,760.2

Income from discontinued operations, net of taxes	—	—	32.8	0.6	—	33.4
Net income	$1,793.6	$1,986.8	$182.2	$24.8	$(2,193.8)	$1,793.6

Consolidated Condensed Balance Sheet as of December 31, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$103.6	$464.1	$384.4	$(315.6)	$636.5
Property and equipment, net	—	32.4	13.4	13.5	—	59.3
Restricted cash	—	1.4	—	7.0	—	8.4
Goodwill	—	—	329.3	343.1	—	672.4
Other intangible assets, net	—	—	192.9	258.5	—	451.4
Prepaid pension assets	—	137.6	—	28.4	—	166.0
Investments in subsidiaries	592.6	1,189.1	23.1	—	(1,804.8)	—
Intercompany noncurrent receivables	—	110.4	0.4	33.4	(144.2)	—
Other noncurrent assets	—	19.5	10.8	4.5	—	34.8
Total assets	$592.6	$1,594.0	$1,034.0	$1,072.8	$(2,264.6)	$2,028.8

Liabilities and stockholders’ equity
Current liabilities	$—	$369.4	$271.6	$287.8	$(315.6)	$613.2
Long-term debt	—	510.7	—	—	—	510.7
Unearned revenue	—	—	92.3	2.0	—	94.3
Accrued pension	—	—	—	5.7	—	5.7
Postretirement and postemployment benefits other than pensions	—	11.5	—	1.4	—	12.9
Intercompany noncurrent payables	—	33.4	11.7	99.1	(144.2)	—
Other noncurrent liabilities	—	76.4	43.9	79.1	—	199.4
Total liabilities	—	1,001.4	419.5	475.1	(459.8)	1,436.2
Stockholders’ equity	592.6	592.6	614.5	597.7	(1,804.8)	592.6
Total liabilities and stockholders’ equity	$592.6	$1,594.0	$1,034.0	$1,072.8	$(2,264.6)	$2,028.8

Consolidated Condensed Statement of Cash Flows for the period February 20 to June 30, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$(45.6)	$(3.7)	$8.6	$—	$(40.7)
Net change in cash due to discontinued operating activities	—	0.1	(1.3)	(4.0)	—	(5.2)
Net change in cash due to operating activities	—	(45.5)	(5.0)	4.6	—	(45.9)
Net change in cash due to investing activities	—	(8.0)	18.8	(1.0)	—	9.8
Net change in cash due to financing activities	—	(57.5)	—	—	—	(57.5)
Effect of exchange rate changes on cash and cash equivalents	—	(0.7)	(0.2)	(3.8)	—	(4.7)
Net change in cash and cash equivalents	—	(111.7)	13.6	(0.2)	—	(98.3)
Cash and cash equivalents at beginning of the period	—	177.1	4.9	87.6	—	269.6
Cash and cash equivalents at end of the period	$—	$65.4	$18.5	$87.4	$—	$171.3

Consolidated Condensed Statement of Cash Flows for the period January 1 to February 19, 2010 (Predecessor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$(23.5)	$(9.6)	$9.5	$8.0	$(15.6)
Net change in cash due to discontinued operating activities	—	3.4	(2.1)	4.5	—	5.8
Net change in cash due to operating activities	—	(20.1)	(11.7)	14.0	8.0	(9.8)
Net change in cash due to investing activities	—	(1.6)	9.8	(16.9)	—	(8.7)
Net change in cash due to financing activities	—	(9.5)	—	—	—	(9.5)
Effect of exchange rate changes on cash and cash equivalents	—	3.1	—	5.1	(8.0)	0.2
Net change in cash and cash equivalents	—	(28.1)	(1.9)	2.2	—	(27.8)
Cash and cash equivalents at beginning of the period	—	205.1	6.9	85.4	—	297.4
Cash and cash equivalents at end of the period	$—	$177.0	$5.0	$87.6	$—	$269.6

Note 17                  Subsequent Events

On July 5, 2011, the Company finalized and made effective a phantom stock plan.  Under the phantom stock plan, management may grant phantom stock units (“PSUs”) to certain senior employees of the Company.  The phantom stock plan is considered a liability plan and will be marked-to-market based on the stock price of the Company.  On July 5, 2011, the Company granted 123,967 PSUs under the phantom stock plan.

On August 12, 2011, the Company entered into a term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (defined therein); and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $45.0 secured term loan (the “Secured Term Loan”).  The Secured Term Loan matures in November 2013 and bears interest at the rate of 7.0% per annum.

The Secured Term Loan is fully and unconditionally guaranteed on a first priority secured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The obligations and guaranty under the Secured Term Loan are secured by a first priority security interest in the same collateral that secures our Senior Credit Facility and Senior Secured Notes.  The Secured Term Loan, the Senior Credit Facility and the Senior Secured Notes rank pari passu with each other under the documentation governing the collateral that secures those facilities and the notes; however, the Secured Term Loan and the Senior Credit Facility constitute “Priority Payment Lien Obligations” under that documentation and enjoy priority (“first out”) treatment with respect to post-default dispositions and realizations of collateral thereunder.

The Secured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales.  In the event of any optional and mandatory prepayments, we will be required to pay a prepayment premium as set forth in the Secured Term Loan.

Also on August 12, 2011, the Company entered into an unsecured term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (defined therein) and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $10.0 unsecured term loan (the “Unsecured Term Loan” and, together with the Secured Term Loan, the “New Credit Facilities”).  The Unsecured Term Loan matures in May 2014 and bears interest at the rate of 11.0% per annum.

The Unsecured Term Loan is fully and unconditionally guaranteed on an unsecured basis jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.

The Unsecured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales.  In the event of any optional and mandatory prepayments, we will be required to pay a prepayment premium as set forth in the Unsecured Term Loan.

The New Credit Facilities contain substantially the same covenants and limitations as our Senior Credit Facility, including a financial covenant; however, the covenants in the New Credit Facilities are in certain cases more restrictive than those in the Senior Credit Facility. In addition, the New Credit Facilities limit our ability to modify or amend our Senior Credit Facility, if such modification or amendment is materially adverse to the interests of the lenders under the New Credit Facilities; and the Secured Term Loan restricts our ability to replace or refinance the Senior Credit Facility prior to repaying the Secured Term Loan in full.

In connection with the Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the Unsecured Term Loan.  The first tranche of warrants provide holders with the right to purchase up to 1.125 million shares of the Company’s common stock at an exercise price of $17.50 per share, subject to adjustment.  The second tranche of warrants provide holders with the right to purchase up to 1.25 million shares of the Company’s common stock at an exercise price of $15.00 per share, subject to adjustment. Both tranches of warrants expire two years after the issue date.

The Company borrowed the full amount of the New Credit Facilities.  The proceeds of the New Credit Facilities will be used for working capital and general corporate purposes.

Luxor Capital Group and Point Lobos Capital and their affiliated funds are considered related parties due to their equity interest in the Company.  The New Credit Facilities between the Company and Luxor Capital Group, Point Lobos Capital and their affiliated funds are detailed above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of the Company is intended to provide a reader of our Consolidated Financial Statements with a narrative from management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  This discussion is organized as follows:

•                  Overview

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Recent Accounting Pronouncements

This discussion should be read in conjunction with the Consolidated Financial Statements and related notes presented elsewhere in this report and with our December 31, 2010 Consolidated Financial Statements filed with the SEC, on Form SP15D2, on March 9, 2011.  This discussion contains forward-looking statements about our markets, the demand for our products and services and our expectations regarding future results, as discussed in the section “Cautionary Note Regarding Forward-Looking Statements” below.  Certain amounts and percentages do not recalculate due to rounding.

Any references in MD&A to “we,” “us,” “RDA,” “the Company” and “our” generally refer to RDA Holding Co. and its subsidiaries.

As discussed in Note 2, Reorganization and Emergence from Chapter 11, in the Notes to our June 30, 2011 Consolidated Financial Statements, we emerged from chapter 11 bankruptcy protection on February 19, 2010 (“Effective Date”), and adopted fresh start accounting in accordance with Accounting Standards Codification (“ASC”), Topic 852, Reorganizations (“ASC 852”).  In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we were considered a new company upon our emergence from bankruptcy, with the periods prior to February 19, 2010 representing the predecessor company (“Predecessor Company”) and the periods after February 19, 2010 representing the successor company (“Successor Company”).  The period February 20 to June 30, 2010 includes the impact of the application of fresh start accounting upon our emergence from bankruptcy.  Accordingly, our consolidated financial statements on February 19, 2010 and subsequent periods are not comparable, in various material respects, to our consolidated financial statements prior to that date.

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

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this MD&A and in the “Business” and “Risk Factors” sections contained in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, as declared effective on February 11, 2011, and include the following:

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

•                  significant financial restrictions placed on us by the Indenture governing the Senior Secured Notes, our Senior Credit Facility and the New Credit Facilities (as defined below);

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

Any forward-looking statements that we make speak only as of the dates of such statements.  We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether because of new information, future events or otherwise.  Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Overview

We are a global, multi-platform media and direct marketing company that educates, entertains and connects audiences around the world.  We are dedicated to providing our customers with inspiration, ideas and tools that simplify and enrich their lives.  We have two lines of business: branded communities and direct marketing.  Our branded communities businesses consist of our U.S. operations that are organized thematically according to the shared interests of our customers.  Our direct marketing businesses consist of our international and U.S. operations that are designed to leverage our direct marketing and database skills along with our global reach to sell to customers who purchase brands owned by us and brands owned and developed by third parties.

We have six reportable segments which operate our branded communities and direct marketing businesses: United States, Europe, Canada, Asia Pacific and Latin America (“APLA”), Lifestyle & Entertainment Direct (“LED”) and Other.  Our branded communities operate our United States and Other segments, while our direct marketing businesses operate our international (Europe, Canada and APLA) and LED segments.  Total revenue for the six months ended June 30, 2011 was $735.4, of which the United States, Europe, APLA, Canada and LED segments contributed 37.7%, 34.6%, 15.1%, 6.2% and 5.0%, respectively, excluding intercompany eliminations and fair value adjustments.  Our Other segment represented the remaining 1.4%.

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

We typically generate our strongest revenue in the fourth calendar quarter due to consumer purchases during the holiday season.  Summer and fall are the most active promotional periods in our United States segment for our magazine and books and home entertainment businesses, in part due to the significant percentage of our revenue that results from holiday gifts.  These periods of increased promotions have a significant impact on our profitability during such periods.  Our international segments are also seasonal, with fluctuations in profits as a result of the timing of customer acquisition mailings (generally made in January and July, depressing first and third calendar quarter profits as a result), and revenue tends to be strongest in our fourth calendar quarter due to holiday consumer purchases.

For the six months ended June 30, 2011, excluding intercompany eliminations and fair value adjustments, the combined sales of books, music, other home entertainment products and other products contributed 56.7% of total revenue, while magazine subscriptions, newsstand sales and advertising contributed 43.3% of total revenue.

Board Change and Related Matters

On April 18, 2011, holders of a majority of the Company’s outstanding common stock, acting by written consent and in accordance with the provisions of the certificate of incorporation and bylaws and the stockholders agreement to which the Company and the holders of its common stock are parties, removed seven of the eight members of the Board and filled all vacancies with new members (“Board Change”).

On April 24, 2011, the Company, acting at the direction of the Board and Mary G. Berner, the President and Chief Executive Officer (“CEO”) of the Company, entered into a separation agreement whereby Ms. Berner agreed to step down as President and CEO effective April 25, 2011 (“Separation Agreement”).  Ms. Berner also agreed to resign as a director, effective the same date.  Also, as of April 25, 2011, the Board appointed Thomas Williams, the Company’s then Senior Vice President and Chief Financial Officer, to serve as President and CEO.  Mr. Williams was elected to the Board on May 2, 2011 through action by written consent of holders of a majority of the Company’s outstanding common stock.

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

The Board Change also constituted a “change of control” under the Company’s 2010 Equity Incentive Plan (“2010 Plan”).  As a result, the vesting of stock options and restricted stock unit (“RSUs”) awards was accelerated.  During the three months ended June 30, 2011, we recognized $12.4 in stock-based compensation expense, net of forfeitures, specifically related to the accelerated vesting triggered by the change in control event.

The Board Change did not constitute an event of default under the Floating Rate Senior Note Indenture dated as of February 11, 2010 (“Indenture”) governing the Company’s $525.0 Senior Secured Notes due 2017 (“Senior Secured Notes”), nor did the event of default under the Senior Credit Facility trigger a cross-default under the Indenture.

The Separation Agreement implemented the provisions of Ms. Berner’s Third Amended and Restated Employment Agreement, dated as of May 26, 2010, applicable to the termination of her employment by mutual consent of the parties.  Under the Separation Agreement, Ms. Berner has received or will receive, among other things, (i) a severance payment of $3.3, equal to three times her annual base salary, and (ii) access to, and reimbursement for, certain health and welfare benefit costs and expenses for 25 months following her departure.

The Board Change and change in senior management were significant events for the Company.  While we resolved the event of default under the Senior Credit Facility created by the Board Change, in certain respects the amendment to the Senior Credit Facility places further restrictions on our ability to take certain actions, such as paying dividends, repurchasing our common stock, and prepaying other debt.  We also were required to fund the various unanticipated cash expenses arising as a result of the Board Change and senior management change, including funding the severance costs associated with the former CEO’s separation from the Company and costs associated with the accelerated vesting of RSUs and options under the 2010 Plan, as well as the legal and other professional fees incurred in connection with these events.  Refer to the “Liquidity and Capital Resources” discussion below for further information.

In the longer term, the Board and management, under the direction of Mr. Williams, CEO and President, are continuing to analyze the Company’s business, operations, financial condition, liquidity and prospects in order refine the Company’s strategy and enhance operations.

New Credit Facilities

On August 12, 2011, the Company entered into a new secured term loan, along with a new unsecured term loan (collectively defined below) that provide for $55.0 of incremental debt financing.  Refer to “Liquidity and Capital Resources—Sufficiency of capital resources; New Credit Facilities” below for further information.

Management Overview

We are focused on maximizing shareholder value by driving business growth and expanding our product and service offerings globally.  Our initiatives include the following:

•                  strategic realignment towards digital platforms and offerings;

•                  diversification of revenue streams through new product and service offerings, across multiple channels in multiple countries; and

•                  expansion to a higher margin product mix.

Some of our achievements towards these strategic initiatives during the second quarter and first half of the year are included below.  We expect to realize some benefits from these initiatives during the second half of the year and throughout 2012.  Notwithstanding these initiatives, in recent periods our business continued to face a number of challenges, including softness in our international markets and LED segment, which have had an adverse impact on our results of operations.  We expect some of these conditions, many of which are outside of our control, to continue for the remainder of the year, if not longer.  While we continue to have confidence in our overall strategy and intend to work vigorously on addressing the challenges in our business, we cannot be certain that we will be able to fully realize all of the benefits of our operational initiatives or that, even if realized, those benefits will be sufficient to fully offset the impact of a weaker business environment and global economic conditions on our business.  This uncertainty, along with the unexpected cash outflows related to the Board Change, as well as seasonal working capital requirements, led to our decision to solidify our balance sheet and improve our cash position and liquidity by fully utilizing our existing Senior Credit Facility and obtaining $55.0 of incremental debt financing.  Refer to “Liquidity and Capital Resources” below for further information.

Our selected achievements below focus on our initiatives towards building partnerships and furthering our digital transformation.

•                  Our United States segment implemented our first co-branded healthcare deal.  Together with Humana, Inc., a leader in health care coverage in the U.S., we developed and promoted a new suite of co-branded Medicare products.  Humana’s deep understanding of the Medicare consumer and their customer-focused approach make them the ideal partner for the Reader’s Digest brand.  There was a small contribution in the quarter and we expect increased revenue in the second half of the year.

•                  Our United States segment strengthened its leadership position in the home improvement category by acquiring Haven Home Media, the largest independently owned digital network in the Home & Do-It-Yourself (“DIY”) space.  This acquisition will enable us to provide advertisers in the Home & DIY category with targeted, multi-platform and customized digital media solutions.

•                  We recently acquired talent with significant digital transformation and technology expertise, with proven accomplishments in the digital space.  These resources will help us accelerate our transition to digital platforms and multiple digital delivery systems as we continue to transform the businesses of the Company.

•                  We are transforming our international direct marketing businesses to provide enhanced digital marketing capabilities that will expand our online products and services, and digital delivery capabilities.  Driven by our digital sweepstakes initiative, digital revenue and the average monthly number of unique visitors have grown in our Europe segment.  Our Canada segment is experiencing positive trends on digital revenue and advertising, as well as stabilization of renewal rates on its magazines.

•                  The average monthly number of unique visitors, a key digital metric, for our Allrecipes brands, within our United States segment, continues to grow, reaching an average of 17 million unique visitors per month. Allrecipes is the world’s most visited food recipe website. With the recent acquisition of Food Wishes, Allrecipes now owns the number one how-to food  video channel on YouTube. Also in our United States segment, the U.S. edition of Reader’s Digest continues to be the best selling magazine on Amazon Kindle and our average monthly number of unique visitors for RD.com has grown to 1.6 million.

Emergence from Chapter 11

As discussed in Note 2, Reorganization and Emergence from Chapter 11, in the Notes to our June 30, 2011 Consolidated Financial Statements, on August 24, 2009, we and substantially all of our United States subsidiaries (together, the “Debtors”), filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The chapter 11 Cases were jointly administered under the caption In re: The Reader’s Digest Association, Inc., et al., Case No. 09-23529 (“chapter 11 Cases”).  The filing was made to allow the Debtors to implement a restructuring pursuant to a pre-negotiated plan of reorganization aimed at improving the Company’s capital structure while leaving our operations largely intact.  In our chapter 11 proceedings, the Debtors continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  On January 19, 2010, the court confirmed our Third Amended Proposed Joint Chapter 11 Plan of Reorganization (“Plan of Reorganization”) and we emerged from bankruptcy on February 19, 2010.  Except with respect to any late filed claims, the claims resolution process is complete, and we expect the chapter 11 Cases to be closed in the third quarter of 2011.

Intercompany Eliminations, Corporate Unallocated Expenses and Other

We present our segment revenue and operating (losses) profits consistently with how we manage our operations and how our chief operating decision maker reviews our results.  Revenue and expenses attributable to intercompany transactions are included in the results of our reportable segments.  In addition to intercompany revenue and expenses, we separately report corporate unallocated expenses, which cover expenses that are not directly attributable to business unit performance.  Corporate unallocated expenses include the cost of corporate governance and other corporate-related expenses, as well as certain income and expenses associated with our U.S. pension plans and retiree healthcare benefits and stock and executive compensation programs that are not allocated to our reportable segments.  Our segments include employee bonus expense, assuming we have met and earned 100% of our targeted bonus to show our segments on a consistent basis.  Any adjustments to the actual payouts and expected funding targets are recorded as an increase or decrease to corporate unallocated expenses.  Similarly, we separately report the effects of goodwill and other intangible asset impairment charges, certain fair value adjustments related to emergence from bankruptcy and other operating items, net, because our chief decision maker does not consider these items when assessing business unit performance.

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

Reportable segment financial information for the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Successor Company
	Three months ended June 30, 2011	Three months ended June 30, 2010

Revenue
United States	$176.7	$177.1
Europe	145.4	151.7
Asia Pacific & Latin America	59.2	65.6
Canada	25.4	28.2
Lifestyle & Entertainment Direct	8.5	49.9
Other	4.7	6.1
Subtotal	419.9	478.6
Intercompany eliminations	(1.5)	(1.7)
Fair value adjustments (a)	(9.0)	(40.4)
Total revenue	$409.4	$436.5

Operating income (loss)
United States	$33.1	$39.0
Europe	13.7	30.6
Asia Pacific & Latin America	1.4	7.3
Canada	6.5	7.1
Lifestyle & Entertainment Direct	(17.2)	5.3
Other	0.1	—
Subtotal	37.6	89.3
Corporate unallocated	(31.5)	(38.4)
Fair value adjustments (a)	(5.1)	(27.5)
Impairment of assets	(256.7)	—
Other operating items, net (b)	(3.2)	(28.1)
Operating loss	(258.9)	(4.7)
Interest expense	14.3	13.5
Gain on deconsolidation of subsidiary	(8.5)	(1.4)
Other income, net	(2.4)	—
Income tax benefit	(21.8)	(28.3)
Income from discontinued operations, net of taxes	—	1.0
Net (loss) income	$(240.5)	$12.5

(a)                                 Fair value adjustments primarily consist of the amortization of the fair value reduction to unearned revenue and related deferred cost accounts.

(b)                                 Other operating items, net consist of the following: (i) restructuring charges, representing costs incurred in the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy and the implementation of fresh start accounting; (iii) professional fees, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iv) gain or loss on the disposal of assets; and (v) pension curtailments.

Revenue

Revenue for the three months ended June 30, 2011 decreased $27.1 to $409.4, as compared to $436.5 for the three months ended June 30, 2010.  Our revenue included the amortization of fair value adjustments which reduced our unearned revenue recorded at our emergence from bankruptcy on February 19, 2010 as a result of fresh start accounting.  The amortization of fair value adjustments to unearned revenue reduced revenue by $9.0 for the three months ended June 30, 2011 and $40.4 for the three months ended June 30, 2010.

Our revenue declined, despite being positively impacted by movements in foreign currency rates against the U.S. dollar, principally because of a decrease in sales in our LED segment due to market maturity of its main fitness product, the Ab Circle Pro, a charge of $11.5 related to accounts receivable triggered by that product’s retail distributor entering into bankruptcy and lower responses on our entertainment products in the LED segment, due to general softness in the DRTV marketplace; along with lower response rates and a lower active customer base across many of our international markets; declining renewals and advertising on certain magazines and book series in our United States segment; and the sale of the Country Store Catalog product line in the third quarter of 2010.  These declines were offset, in part, by special issues of our Reader’s Digest, Country and Reminisce titles in the United States segment.

Product, Distribution and Editorial expenses

Product, distribution and editorial expenses for the three months ended June 30, 2011 decreased $11.4 to $180.6, as compared to $192.0 for the three months ended June 30, 2010.  The decrease in our product, distribution and editorial expenses was largely driven by sales volume declines.

Promotion, Marketing and Administrative Expenses

Promotion, marketing and administrative expenses for the three months ended June 30, 2011 increased $6.7 to $227.8, as compared to $221.1 for the three months ended June 30, 2010.  Our promotion, marketing and administrative expenses increased due to promotional spending (primarily in Europe), driven by accelerated timing of campaign mailings during the first quarter 2011, and increased agent commissions in our United States segment related to our special issues and maintaining our rate base.  This was offset, in part, by lower promotional spending in LED, due to product maturity of the Ab Circle Pro.

Operating (Loss) Profit

Operating loss for the three months ended June 30, 2011 increased $254.2 to $258.9, as compared to $4.7 for the three months ended June 30, 2010.

During the three months ended June 30, 2011, we concluded that an interim impairment test for goodwill and other intangible assets was necessary for our Europe, APLA and LED reporting units.  This conclusion was based on certain indicators of impairment for these reporting units, including lower than expected results and a decline in our most recent financial projections developed during the quarter, along with declines in market comparables since our last impairment test.  We have not finalized our interim impairment analysis due to the timing and complexity of the calculations required.  However, during the three months ended June 30, 2011, we recorded an estimated impairment charge of $256.7, related to goodwill, other intangible assets, and property and equipment.  We did not record any impairment charges in the three months ended June 30, 2010.  Refer to Note 3, Impairment of Assets, in the Notes to our June 30, 2011 Consolidated Financial Statements for further information.

Operating profit for our reportable segments for the three months ended June 30, 2011 decreased $51.7 to $37.6, as compared to $89.3 for the three months ended June 30, 2010.  Foreign exchange movements had a positive impact on our results for the periods.  The operating profit decrease was the result of declining revenues, as described above, along with the aforementioned increased promotion expenses.  This was offset, in part, by cost reductions from the consolidation of certain functions across several of our major regions.

Corporate unallocated for the three months ended June 30, 2011 decreased $6.9, or 18.0%, to $31.5, as compared to $38.4 for the three months ended June 30, 2010.  Our results were negatively impacted by increased stock-based compensation expense associated with the April 2011 Board Change, and executive severance paid pursuant to the Separation Agreement.  This was more than offset by a reduction in our current year bonus accrual to levels consistent with our 2011 expected results and a decrease in depreciation and occupancy costs associated with the facilities we exited in 2010.

Other operating items, net for the three months ended June 30, 2011 decreased $24.9, or 88.6%, to $3.2, as compared to $28.1 for the three months ended June 30, 2010.  The expense in the three months ended June 30, 2011 was primarily due to restructuring actions as part of our ongoing cost reduction initiatives, along with professional fees related to business redesign and process optimization projects.  The expense in the three months ended June 30, 2010 was primarily attributable to severance charges associated with our global initiative to reduce headcount and overheads, along with professional fees associated with our chapter 11 Cases and the application of fresh start accounting incurred after our emergence from bankruptcy.

Interest Expense

Interest expense for the three months ended June 30, 2011 increased $0.8, or 5.9%, to $14.3, as compared to $13.5 for the three months ended June 30, 2010, and included the amortization of deferred financing fees and bond discount of $1.2 and $0.9, respectively.  The increased interest expense is primarily driven by the borrowings under the Senior Credit Facility during the second quarter of 2011.  The interest expense in the three months ended June 30, 2011 primarily consisted of interest on our Senior Secured Notes and borrowings under the Senior Credit Facility.  The interest expense in the three months ended June 30, 2010 primarily consisted of interest on our Senior Secured Notes.  See Note 11, Debt, in the Notes to our June 30, 2011 Consolidated Financial Statements for further information.

Income Taxes

Income tax benefit for the three months ended June 30, 2011 decreased $6.5 to $21.8, as compared to $28.3 for the three months ended June 30, 2010. The income tax benefit for the three months ended June 30, 2011 is driven by the Company’s jurisdictional earnings mix of foreign earnings at a low tax rate and domestic losses at a high tax rate and the impairment in the quarter of non-deductible goodwill previously recorded in fresh start accounting.  The income tax benefit for the three months ended June 30, 2011 was further impacted by the establishment of a valuation allowance on certain US tax assets, offset by the reversal of valuation allowance previously recorded on certain of our state net operating loss carryforwards.  The net decrease was primarily related to tax benefits recorded in the prior year for adjustments to deferred taxes associated with the Company’s revised estimate of the impact of cancellation of indebtedness income, along with an increase in the valuation allowance related to the domestic tax net operating losses in the three months ended June 30, 2011.

Results of Operations: Reportable Segments

United States

Revenue in our United States segment for the three months ended June 30, 2011 decreased $0.4, or 0.2%, to $176.7, as compared to $177.1 for the three months ended June 30, 2010.  Our revenue was relatively flat.  Revenue increases from our special issues of our Reader’s Digest, Country and Reminisce titles were offset by declining renewals on certain of our food and home magazine titles; declining advertising revenue for our Every Day with Rachael Ray title; the sale of our Country Store Catalog product line in the third quarter of 2010; and a lower active customer base and fewer product offerings in our direct mail and trade markets.

Operating profit in our United States segment for the three months ended June 30, 2011 decreased $5.9, or 15.1%, to $33.1, as compared to $39.0 for the three months ended June 30, 2010.  The negative operating profit trend was primarily driven by the decrease in advertising at Every Day with Rachael Ray and increased agent commissions as a result of changes in our subscription source mix.  This was partially offset by overhead savings resulting from our headcount reductions in the second half of 2010, accomplished largely through the consolidation of certain functions across the United States.

Europe

Revenue in our Europe segment for the three months ended June 30, 2011 decreased $6.3, or 4.2%, to $145.4, as compared to $151.7 for the three months ended June 30, 2010.  Excluding the positive effect of foreign currency translation of $18.0, revenue for the three months ended June 30, 2011 decreased $24.3, or 16.0%, as compared to the three months ended June 30, 2010.  This decrease was largely due to lower mail quantities and softer response rates on our single sale mailings and a lower active customer base, primarily in Germany and Central Europe.

Operating profit in our Europe segment for the three months ended June 30, 2011 decreased $16.9, or 55.2% $13.7, as compared to $30.6 for the three months ended June 30, 2010.  Excluding the positive effect of foreign currency translation of $2.9, operating profit for the three months ended June 30, 2011 decreased $19.8, or 64.7%, as compared to the three months ended June 30, 2010.  This operating profit decrease was primarily due to the above revenue declines, together with the negative timing impact of promotional spend.

Asia Pacific & Latin America

Revenue in our APLA segment for the three months ended June 30, 2011 decreased $6.4, or 9.8%, to $59.2, as compared to $65.6 for the three months ended June 30, 2010.  Excluding the positive effect of foreign currency translation of $6.8, revenue for the three months ended June 30, 2011 decreased $13.2, or 20.1%, as compared to the three months ended June 30, 2010.  Revenue was negatively affected by a lower active customer base and softer response rates to our promotions, primarily in our markets in Asia and Australia; along with the curtailment of the Australia Time Life direct response television business.

Operating profit in our APLA business segment for the three months ended June 30, 2011 decreased $5.9, or 80.8%, to $1.4, as compared to $7.3 for the three months ended June 30, 2010.  The effect of foreign currency during the three months ended June 30, 2011 as compared to 2010 was minimal.  The decline was driven by the impact of the lower sales described above, and was offset, in part, by overhead cost reductions, mainly related to the centralization of certain operational functions in the region.

Canada

Revenue in our Canada business segment for the three months ended June 30, 2011 decreased $2.8, or 9.9%, to $25.4, as compared to $28.2 for the three months ended June 30, 2010.  Excluding the positive effect of foreign currency translation of $1.5, revenue for the three months ended June 30, 2011 decreased $4.3, or 15.2%, as compared to the three months ended June 30, 2010.  This was the result of a lower active customer base purchasing our non magazine products, along with delay in shipments and promotions due to a postal strike.  In addition, we experienced lower subscription revenue for our Reader’s Digest title, as a result of lower circulation.

Operating profit within our Canada business segment for the three months ended June 30, 2011 decreased $0.6, or 8.5%, to $6.5, as compared to $7.1 for the three months ended June 30, 2010.  Excluding the positive effect of foreign currency translation of $0.3, operating profit for the three months ended June 30, 2011 decreased $0.9, or 12.7%, as compared to the three months ended June 30, 2010.  This decrease was driven by lower sales described above, offset in part by overhead cost savings.

Lifestyle & Entertainment Direct

Revenue in our LED segment for the three months ended June 30, 2011 decreased $41.4, or 83.0%, to $8.5, as compared to $49.9 for the three months ended June 30, 2010.  The decrease was primarily attributable to a decline in sales of our Ab Circle Pro fitness product, which launched in April 2009 and is at the end of its life cycle, along with a charge related to accounts receivable, triggered by our Ab Circle Pro retail distributor entering into bankruptcy.  Additionally, revenue from our entertainment products decreased as a result of lower response rates to our promotional efforts, reflecting a general softness in the DRTV marketplace.

Operating results in our LED segment for the three months ended June 30, 2011 decreased $22.5, to an operating loss of $17.2, as compared to an operating profit of $5.3 for the three months ended June 30, 2010.  The decline in operating profit was primarily due to the charge related to accounts receivable and the revenue declines detailed above.

Other

Revenue in our Other reportable segment for the three months ended June 30, 2011 decreased $1.4, or 23.0%, to $4.7, as compared to $6.1 for the three months ended June 30, 2010.  The decrease was primarily attributable to the exit of our custom publishing business, along with lower response rates on our magazine subscriptions.

Operating profit in our Other reportable segment for the three months ended June 30, 2011 increased $0.1 to $0.1 for the three months ended June 30, 2010.  The increase was principally due to savings in product and overhead costs, which more than offset the lower revenue described above.

Reportable segment financial information for the six months ended June 30, 2011 compared to the periods February 20 to June 30, 2010 and January 1 to February 19, 2010:

	Successor Company		Predecessor Company
	Six months ended June 30, 2011	February 20 to June 30, 2010	January 1 to February 19, 2010

Revenue
United States	$291.1	$236.9	$74.4
Europe	267.3	204.6	92.4
Asia Pacific & Latin America	116.9	93.1	34.4
Canada	48.2	37.9	15.2
Lifestyle & Entertainment Direct	38.9	74.3	36.2
Other	10.2	8.8	5.7
Subtotal	772.6	655.6	258.3
Intercompany eliminations	(3.3)	(1.9)	(0.6)
Fair value adjustments (a)	(33.9)	(61.0)	—
Total revenue	$735.4	$592.7	$257.7

Operating income (loss)
United States	$31.2	$45.1	$3.0
Europe	2.1	37.6	(8.1)
Asia Pacific & Latin America	3.2	11.0	0.2
Canada	7.3	6.1	1.7
Lifestyle & Entertainment Direct	(22.3)	7.5	6.1
Other	0.6	(0.2)	1.9
Subtotal	22.1	107.1	4.8
Corporate unallocated	(55.8)	(47.8)	(15.1)
Fair value adjustments (a)	(22.6)	(33.5)	—
Impairment of assets	(256.7)	—	—
Other operating items, net (b)	(7.8)	(33.3)	(14.0)
Operating loss	(320.8)	(7.5)	(24.3)
Interest expense	28.1	25.4	8.8
(Gain) loss on deconsolidation of subsidiary	(8.5)	(1.4)	49.7
Other (income) expense, net	(0.9)	0.4	9.6
Reorganization items	—	—	(1,906.6)
Income tax (benefit) expense	(17.3)	(30.2)	54.0
Income from discontinued operations, net of taxes	—	0.4	33.4
Net (loss) income	$(322.2)	$(1.3)	$1,793.6

(a)                                  Fair value adjustments primarily consist of the amortization of the fair value reduction to unearned revenue and related deferred cost accounts.

(b)                                 Other operating items, net consist of the following: (i) restructuring charges, representing costs incurred in the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy and the implementation of fresh start accounting; (iii) professional fees, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iv) gain or loss on the disposal of assets; and (v) pension curtailments.

Revenue

Revenue was $735.4 for the six months ended June 30, 2011, compared to $592.7 for the period February 20 to June 30, 2010 and $257.7 for the period January 1 to February 19, 2010.  Our revenue included the amortization of fair value adjustments which reduced our unearned revenue recorded at our emergence from bankruptcy on February 19, 2010 as a result of fresh start accounting.  The amortization of fair value adjustments to unearned revenue reduced revenue by $33.9 for the six months ended June 30, 2011 and $61.0 for the period February 20 to June 30, 2010.

Our revenue has trended lower, despite being positively impacted by movements in foreign currency rates against the U.S. dollar, principally due to substantially decreased sales in our LED segment due to market maturity of its main fitness product and a charge related to accounts receivable in the current year, triggered by our Ab Circle Pro retail distributor entering into bankruptcy; along with lower response rates and a lower active customer base across many of our international markets; declined renewals and advertising on certain magazines and book series, together with the decision to close our Country Store Catalog product line and one less issue of our Simple & Delicious title in the United States segment due to timing; and the deconsolidation of RDA UK.  These declines were offset, in part, by special issues on our Reader’s Digest, Country and Reminisce titles in the United States segment.

Product, Distribution and Editorial expenses

Product, distribution and editorial expenses were $335.4 for the six months ended June 30, 2011, compared to $255.9 for the period February 20 to June 30, 2010 and $112.9 for the period January 1 to February 19, 2010.  The negative trend in our product, distribution and editorial expenses was largely driven by sales volume declines, which included the deconsolidation of RDA UK.

Promotion, Marketing and Administrative Expenses

Promotion, marketing and administrative expenses were $456.3 for the six months ended June 30, 2011, compared to $311.0 for the period February 20 to June 30, 2010 and $155.1 for the period January 1 to February 19, 2010.  Our promotion, marketing and administrative expenses trended lower as a result of the RDA UK deconsolidation and lower promotional spending in LED, due to product maturity of the Ab Circle Pro.  This was offset, in part, by increased promotional spending (primarily in Europe) driven by the acceleration of the timing of campaign mailings to the first quarter of 2011 and increased agent commissions in our United States segment related to our special issues and maintaining our rate base.

Operating Profit (Loss)

Operating loss was $320.8 for the six months ended June 30, 2011, compared to $7.5 for the period February 20 to June 30, 2010 and $24.3 for the period January 1 to February 19, 2010.

During the six months ended June 30, 2011, we concluded that an interim impairment test for goodwill and other intangible assets was necessary for our Europe, APLA and LED reporting units.  This conclusion was based on certain indicators of impairment for these reporting units, including lower than expected results and a decline in our most recent financial projections developed during the quarter, along with declines in market comparables since our last annual impairment test.  We have not finalized our interim impairment analysis due to the timing and complexity of the calculations required.  However, during the six months ended June 30, 2011, we recorded an estimated impairment charge of $256.7, related to goodwill, other intangible assets, and property and equipment.  We did not record any impairment charges in the periods February 20 to June 30, 2010 or January 1 to February 19, 2010.  Refer to Note 3, Impairment of Assets, in the Notes to our June 30, 2011 Consolidated Financial Statements for further information.

Operating profit for our reportable segments was $22.1 for the six months ended June 30, 2011, compared to $107.1 for the period February 20 to June 30, 2010 and $4.8 for the period January 1 to February 19, 2010.  The benefits of foreign exchange movements had a positive impact on our results for the periods.  The negative operating profit trend was the result of declining revenue, as described above, along with our plans to increase marketing investment spending and additional mailings (primarily in Europe) during the first quarter, in our efforts to maximize the impact of our promotions, along with increased promotion expenses in the United States segment.  This was partially offset by headcount reduction initiatives, resulting, in part, from the consolidation of certain functions across several of our major regions.

Corporate unallocated was $55.8 for the six months ended June 30, 2011, compared to $47.8 for the period February 20 to June 30, 2010 and $15.1 for the period January 1 to February 19, 2010.  Our results were negatively impacted by increased amortization of other intangible assets resulting from the application of fresh start accounting and our emergence from bankruptcy; increased stock-based compensation expense associated with the April 2011 Board Change and new equity awards granted under the 2010 Plan; severance payments paid pursuant to the Separation Agreement and lower U.S. pension income in 2011 due to a revised investment strategy executed in July 2010 and the application of fresh start accounting and our emergence from bankruptcy.  This was mainly offset by a reduction in our current year bonus accrual to align with our expected results for 2011, a decrease in depreciation and occupancy costs associated with the facilities we exited in 2010, inventory write-offs and restructuring related bonuses in the prior periods.

Other operating items, net was $7.8 for the six months ended June 30, 2011, compared to $33.3 for the period February 20 to June 30, 2010 and $14.0 for the period January 1 to February 19, 2010.  The expense in the six months ended June 30, 2011 was primarily due to restructuring actions as part of our ongoing cost reduction initiatives, along with professional fees related to business redesign and process optimization projects.  The expense in the period February 20 to June 30, 2010 was primarily attributable to severance charges associated with our global initiative to reduce headcount and overheads, along with professional fees associated with our chapter 11 Cases and the application of fresh start accounting incurred after our emergence from bankruptcy.  The expense in the period January 1 to February 19, 2010 was primarily attributable to severance charges associated with headcount reductions in certain of our international locations, primarily France, and professional fees associated with the administration filing of RDA UK.

Interest Expense

Interest expense was $28.1 for the six months ended June 30, 2011, compared to $25.4 for the period February 20 to June 30, 2010 and $8.8 for the period January 1 to February 19, 2010, and included the amortization of deferred financing fees and bond discount of $2.3, $5.8 and $3.8, respectively.  The interest expense in the six months ended June 30, 2011 primarily included interest on our Senior Secured Notes and on borrowings under our Senior Credit Facility.  The interest expense in the period February 20 to June 30, 2010 primarily included interest on our Senior Secured Notes.  In the period February 20 to June 30, 2010, we also incurred interest and financing fees related to our exit financing upon our emergence from bankruptcy.  The interest expense in the period January 1 to February 19, 2010 represented interest on our DIP Facility and German Term Loan (as defined in our December 31, 2010 Consolidated Financial Statements).  See Note 11, Debt, in the Notes to our June 30, 2011 Consolidated Financial Statements for further information.

Income Taxes

The impact of income taxes was an income tax benefit of $17.3 for the six months ended June 30, 2011, compared to an income tax benefit of $30.2 for the period ended February 20 to June 30, 2010 and an income tax expense of $54.0 for the period January 1 to February 19, 2010.  The income tax benefit for the six months ended June 30, 2011 is driven by the Company’s jurisdictional earnings mix of foreign earnings at a low tax rate and domestic losses at a high tax rate and the impairment in the quarter of non-deductible goodwill previously recorded in fresh start accounting.  The income tax benefit for the six months ended June 30, 2011 was further impacted by the establishment of a valuation allowance on certain US tax assets, offset by the reversal of valuation allowance previously recorded on certain of our state net operating loss carryforwards.  The income tax benefit for the period February 20 to June 30, 2010 reflects the establishment of a valuation allowance on certain tax assets and the continued tax impact of fresh start accounting.  The income tax expense for the period January 1 to February 19, 2010 is primarily related to the cancellation of indebtedness income resulting from the Company’s emergence from bankruptcy and the tax impact of fresh start accounting.

Results of Operations: Reportable Segments

United States

Revenue in our United States segment was $291.1 for the six months ended June 30, 2011, compared to $236.9 for the period February 20 to June 30, 2010 and $74.4 for the period January 1 to February 19, 2010.  The negative revenue trend was primarily driven by declining renewals on certain of our food and home magazine titles and our Reader’s Digest title; fewer product offerings and a reduction in acquisition mailings on certain home & health and food direct mail book offerings; the sale of our Country Store Catalog product line in the third quarter of 2010; a reduction in advertising, primarily in our Every Day with Rachael Ray title; and to a lesser extent, one less issue of our Simple & Delicious brand in the current year, due to timing.  This was offset, in part, by special issues of our Reader’s Digest, Country and Reminisce titles.

Operating profit in our United States segment was $31.2 for the six months ended June 30, 2011, compared to $45.1 for the period February 20 to June 30, 2010 and $3.0 for the period January 1 to February 19, 2010.  The negative operating profit trend was primarily driven by lower revenue described above.  Additionally, we incurred increased agent commissions on Taste of Home and Every Day with Rachael Ray.  This was partially offset by overhead savings resulting from our headcount reductions in the second half of 2010, accomplished largely through the consolidation of certain functions across the United States.

Europe

Revenue in our Europe segment was $267.3 for the six months ended June 30, 2011, compared to $204.6 for the period February 20 to June 30, 2010 and $92.4 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our Europe segment experienced a negative revenue trend.  This trend was largely due to the deconsolidation of RDA UK; lower mail quantities and softer response rates on our single sale mailings and a lower active customer base, primarily in our markets in Germany, Russia and Central Europe; along with one less wine catalog mailing, in comparison to the prior year.  This was somewhat offset by a positive revenue trend in France, driven by impact on larger acquisition mailings executed earlier this year.

Operating results in our Europe segment was an operating profit of $2.1 for the six months ended June 30, 2011, an operating profit of $37.6 for the period February 20 to June 30, 2010 and an operating loss of $8.1 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our Europe segment experienced a negative operating profit trend.  This negative operating profit trend was primarily due to lower sales described above, coupled with increased promotion spending for the year, notably in France, where we increased our mailings to new prospects in the first quarter.  This was partially offset by the RDA UK deconsolidation.

Asia Pacific & Latin America

Revenue in our APLA segment was $116.9 for the six months ended June 30, 2011, compared to $93.1 for the period February 20 to June 30, 2010 and $34.4 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our APLA segment experienced a negative revenue trend.  Revenue was negatively affected by a lower active customer base and softer response rates to our promotions, primarily in our markets in Asia and Australia; declining magazine renewal rates; and the curtailment of the Australia Time Life direct response television business.

Operating profit in our APLA business segment was $3.2 for the six months ended June 30, 2011, compared to $11.0 for the period February 20 to June 30, 2010 and $0.2 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our APLA segment experienced a negative operating profit trend.  This was driven by the impact of the lower sales described above and was offset, in part, by overhead cost reductions, mainly related to the centralization of certain operation functions in the region.

Canada

Revenue in our Canada business segment was $48.2 for the six months ended June 30, 2011, compared to $37.9 for the period February 20 to June 30, 2010 and $15.2 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our Canada segment experienced a negative revenue trend.  This was the result of a lower active customer base purchasing our non magazine products, along with a delay in shipments and promotions due to a postal strike.  In addition, we experienced lower subscription revenue for our Reader’s Digest title, as a result of lower circulation.

Operating profit within our Canada business segment was $7.3 for the six months ended June 30, 2011, compared to $6.1 for the period February 20 to June 30, 2010 and $1.7 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our Canada segment experienced a negative operating profit trend.  This was driven by the impact of the lower sales described above and was offset, in part, by cost reduction initiatives.

Lifestyle & Entertainment Direct

Revenue in our LED segment was $38.9 for the six months ended June 30, 2011, compared to $74.3 for the period February 20 to June 30, 2010 and $36.2 for the period January 1 to February 19, 2010.  The negative revenue trend was primarily attributable to a decline in sales of our Ab Circle Pro fitness product, which launched in April 2009 and is at the end of its life cycle.  In addition, revenue from our entertainment products decreased as a result of lower response rates to our promotional efforts in line with a general softness in the DRTV marketplace.  Further, we incurred a charge related to accounts receivable in the current year, triggered by our Ab Circle Pro retail distributor entering into bankruptcy.

Operating results in our LED segment was an operating loss of $22.3 for the six months ended June 30, 2011, compared to an operating profit of $7.5 for the period February 20 to June 30, 2010 and an operating profit of $6.1 for the period January 1 to February 19, 2010.  The negative operating profit trend was primarily due to revenue declines described above, coupled with the bad charge associated with the bankruptcy filing of our Ab Circle Pro distributor.

Other

Revenue in our Other reportable segment was $10.2 for the six months ended June 30, 2011, compared to $8.8 for the period February 20 to June 30, 2010 and $5.7 for the period January 1 to February 19, 2010.  The negative revenue trend was primarily due to a timing change that resulted in fewer elementary grade issues this year in comparison to prior periods, along with lower response rates and the exit of our custom publishing business.

Operating results in our Other reportable segment was an operating profit of $0.6 for the six months ended June 30, 2011, compared to an operating loss of $0.2 for the period February 20 to June 30, 2010 and an operating profit of $1.9 for the period January 1 to February 19, 2010.  The negative operating profit trend was principally due to lower revenue described above, offset in part by savings in product and overhead costs.

Liquidity and Capital Resources

Cash Flows

The consolidated statements of cash flows for the six months ended June 30, 2011 and the periods February 20 to June 30, 2010 and January 1 to February 19, 2010 is summarized below:

	Successor Company		Predecessor Company
	Six months ended June 30, 2011	February 20 to June 30, 2010	January 1 to February 19, 2010

Net change in cash due to:
Continuing operating activities	$(70.0)	$(40.7)	$(15.6)
Discontinued operating activities	—	(5.2)	5.8
Operating activities	(70.0)	(45.9)	(9.8)
Investing activities	(2.3)	9.8	(8.7)
Financing activities	(38.6)	(57.5)	(9.5)
Effect of exchange rate changes on cash and cash equivalents	4.9	(4.7)	0.2
Net change in cash and cash equivalents	(106.0)	(98.3)	(27.8)
Cash and cash equivalents at beginning of period	169.4	269.6	297.4
Cash and cash equivalents at end of period	$63.4	$171.3	$269.6

Overview

At June 30, 2011, we had $63.4 of cash and cash equivalents.  During the six months ended June 30, 2011, there was a net decrease in cash of $106.0, which was primarily due to completion of our common stock tender offer of $43.3, payments related to our change of control and our April 2011 Board Change, reorganization and restructuring payments and investments in working capital as a consequence of lower operating cash flows due to reduced business activities, as discussed under our “Results of Operations” section above.

During the period February 20 to June 30, 2010, there was a net decrease in cash of $98.3, which was primarily the result of payments of pre-petition bankruptcy liabilities; professional fees and other costs directly attributed to our reorganization; coupled with cash on hand used to pay a portion of our exit financing in excess of the proceeds from the Senior Secured Notes; employee bonuses; financing fees attributable to our exit financing, Senior Secured Notes offering and Senior Credit Facility; and capital expenditures.  The overall decrease was offset, in part, by operating cash flows generated by normal business operations, which did not include payments related to our chapter 11 bankruptcy filing, and funds released from escrow after our emergence from bankruptcy.

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

Cash flows from operating activities

Net cash used in operating activities during the six months ended June 30, 2011 was driven by our operating loss for the first half of the year, payments related to our change of control, our April 2011 Board Change and reorganization and restructuring payments, along with investments in working capital, which primarily consisted of accumulation of inventory in preparation for third quarter mailings (primarily in Europe and the United States segments) normal prepaid promotion costs and a decrease in accrued expense.  This was offset, in part, by the collection of accounts receivable.

Net cash used by continuing operating activities was $40.7 during the period February 20 to June 30, 2010 and $15.6 during the period January 1 to February 19, 2010.  The increased use of cash during the period February 20 to June 30, 2010 was the result of payments of pre-petition bankruptcy liabilities, professional fees associated with our reorganization, severance related to our global restructurings, retention bonuses tied to our bankruptcy bonus plans, bonuses paid under our annual incentive plans, professional fees associated with the RDA UK deconsolidation, professional fees in preparation of our administration proceedings and payments to vendors due to change of control.  The increased use of cash during the January 1 to February 19, 2010 period included payments of pre-petition liabilities and professional fees associated with our bankruptcy and reorganization.

Cash flows from investing activities

Net cash flows from investing activities was a use of cash of $2.3 during the six months ended June 30, 2011, primarily due to normal capital expenditures and investments in new enterprise planning and reporting platforms, along with cash outlay for our Haven Home acquisition, partially offset by proceeds from the sale of certain assets.

Net cash flows from investing activities was a source of cash of $9.8 during the period February 20 to June 30, 2010 and a use of cash of $8.7 during the period January 1 to February 19, 2010.  During the period February 20 to June 30, 2010, the release of restricted cash related to the sale of CompassLearning was partially offset by normal capital expenditures.  During the period January 1 to February 19, 2010, cash lost as a result of the deconsolidation of RDA UK and normal capital expenditures were offset, in part, by the portion of proceeds from the sale of CompassLearning, which were not held in escrow.

Cash flows from financing activities

Net cash used in financing activities was $38.6 during the six months ended June 30, 2011, primarily due to our February 2011 repurchase of common stock and payments related to our Board Change, which were funded, in part, by net borrowings under our Senior Credit Facility.  Refer to section “Stock Repurchase and Dividends” below for further information regarding our common stock repurchase.

Net cash used in financing activities was $57.5 during the period February 20 to June 30, 2010.  We repaid the First Lien Term Loan of $150.0 and the Second Lien Term Loan of $300.0; and we purchased the German Term Loan from the lenders for a total of $105.3.  Funds for these transactions were provided by the release from escrow of the $509.3 sale proceeds of the Senior Secured Notes, which were issued at 97% of their face value, and cash on hand.  We also paid financing fees of $11.5, related to our exit financing and the Senior Secured Notes offering.

Net cash used in financing activities was $9.5 during the period January 1 to February 19, 2010.  Sale proceeds from the Senior Secured Notes, $509.3, were closed into escrow.  We paid financing fees of $9.5 related to the Senior Secured Notes offering.

Debt

Our debt facilities at June 30, 2011 and December 31, 2010 included our Senior Secured Notes and Senior Credit Facility.  Refer to Note 11, Debt, in the Notes to our June 30, 2011 Consolidated Financial Statements for further information.

A summary of activity for the outstanding debt instruments is as follows:

Successor Company

•                  Senior Secured Notes and Indenture:  At June 30, 2011, $511.6, net of unamortized discount of $13.4, was outstanding under the Senior Secured Notes.  The Senior Secured Notes bear interest at a variable rate, which is reset quarterly, equal to LIBOR (subject to LIBOR floor of 3.0%) plus 6.5%.  The Indenture governing the Senior Secured Notes includes various covenants that, among other things, restrict certain payments by us, restrict our ability to merge with another entity, incur or guarantee debt and sell or transfer assets.  Refer to the “Sufficiency of capital resources” section below regarding compliance with the covenants.

•                  Senior Credit Facility:  In connection with the offering of the Senior Secured Notes, we entered into the Senior Credit Facility.  The Senior Credit Facility provides us with a three year revolving credit facility in an amount of up to $50.0 (with a $25.0 letter of credit sub-facility).  Generally, the revolving loans under the Senior Credit Facility bear interest at LIBOR (subject to a floor of 2.0%) plus 4.0%.  As of June 30, 2011, there were borrowings of $11.0 outstanding and $18.6 of standby letters of credit.  The Senior Credit Facility includes various covenants that, among other things, restrict certain payments by us, including dividends; restrict our ability to merge with another entity; incur or guarantee debt and sell or transfer assets.  These covenants also require us to meet a senior secured leverage ratio test.  Refer to the “Sufficiency of capital resources” section below regarding compliance with the covenants.

Sufficiency of capital resources; New Credit Facilities

As noted above, the Board Change that occurred on April 18, 2011 triggered an event of default under the Senior Credit Facility.  Under the Senior Credit Facility, if any event of default occurs and is continuing, the Administrative Agent may, and at the request of the “required lenders” (as defined therein), shall take any or all of the following actions: (i) terminate Lender’s commitments to make loans and letter-of-credit issuers’ obligations to make letter of credit extensions; (ii) declare the unpaid principal balance of all outstanding loans as well as interest and other amounts owed under the loan documents to be immediately due and payable; (iii) require the Company to cash collateralize any letter-of-credit obligations (in an amount equal to the amount outstanding); and (iv) exercise any other rights available under the loan documents (for example, remedial provisions under the security agreement including rights of secured parties under the UCC) or applicable law.

On May 11, 2011, we entered into an amendment to the Senior Credit Facility with the Administrative Agent and the Lenders (“Amendment and Waiver”) under which the Lenders unanimously waived the event of default arising from the Board Change.  The Senior Credit Facility was modified by, among other things, the following items:

•                  the financial covenant contained in the Senior Credit Facility  (which requires that we maintain a specified senior secured debt ratio that decreases quarter to quarter) was modified to (i) provide that the covenant is measured on a quarter end basis only (rather than daily, as originally required) and (ii) to change the ratio that we will have to meet for the quarter ending September 30, 2011 to 4.25:1 (from 4.00:1);

•                  in order to be able to incur additional permitted secured debt, we must be in compliance with the financial covenant and not be in default under the Senior Credit Facility;

•                  the restricted payment covenant contained in the Senior Credit Facility was amended to further limit our ability to pay dividends on, or repurchase, our equity interests, including, among other things, imposing a requirement that we satisfy the financial covenant referred to above, on a pro forma basis, at the then-applicable level set forth in the covenant, less 0.50;

•                  the definition of “change of control” was amended such that the percentage of equity interests acquired by any person or group necessary to trigger a change of control (and thereby give rise to an event of default) was reduced from 50.0% to 35.0%;

•                  the limitation of the amount of restructuring charges that we can add back in the calculation of EBITDA which is used in a financial covenant and several ratios, to $35.0 in 2011 and any subsequent  twelve-month period;

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

Customers across all our businesses have been delaying and reducing their expenditures in response to deteriorating macroeconomic and industry conditions and uncertainty, which have had a significant negative impact on the demand for our products, and therefore, the cash flows of our businesses.  Most of our revenue is based upon discretionary spending by consumers, which is influenced by general economic conditions and the availability of discretionary income.  In addition, our revenue from advertising has decreased as advertising budgets have scaled back and advertisers have shifted their advertising dollars to more directed platforms, including the internet.  We have initiated various measures to mitigate the impact on our cash flows during 2011 and intend to continue to develop our digital products and expand into digital communities.  Notwithstanding these initiatives, in recent periods our business continued to face a number of challenges, including softness in our international markets and LED segment, which have had an adverse impact on our results of operations.  We expect some of these conditions, many of which are outside of our control, to continue for the remainder of the year, if not longer.  While we continue to have confidence in our overall strategy and intend to work vigorously on addressing the challenges in our business, we cannot be certain that we will be able to fully realize all of the benefits of our operational initiatives or that, even if realized, those benefits will be sufficient to fully offset the impact of a weaker business environment and global economic conditions on our business.  This uncertainty led to our decision to solidify our balance sheet and improve our cash position and liquidity by fully utilizing our Senior Credit Facility and obtaining $55.0 of incremental debt financing.

On August 12, 2011, the Company entered into a term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (defined therein); and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $45.0 secured term loan (the “Secured Term Loan”).  The Secured Term Loan matures in November 2013 and bears interest at the rate of 7.0% per annum.

The Secured Term Loan is fully and unconditionally guaranteed on a first priority secured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The obligations and guaranty under the Secured Term Loan are secured by a first priority security interest in the same collateral that secures our Senior Credit Facility and Senior Secured Notes.  The Secured Term Loan, the Senior Credit Facility and the Senior Secured Notes rank pari passu with each other under the documentation governing the collateral that secures those facilities and the notes; however, the Secured Term Loan and the Senior Credit Facility constitute “Priority Payment Lien Obligations” under that documentation and enjoy priority (“first out”) treatment with respect to post-default dispositions and realizations of collateral thereunder.

The Secured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales.  In the event of any optional and mandatory prepayments, we will be required to pay a prepayment premium as set forth in the Secured Term Loan.

Also on August 12, 2011, the Company entered into an unsecured term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (defined therein) and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $10.0 unsecured term loan (the “Unsecured Term Loan” and, together with the Secured Term Loan, the “New Credit Facilities”).  The Unsecured Term Loan matures in May 2014 and bears interest at the rate of 11.0% per annum.

The Unsecured Term Loan is fully and unconditionally guaranteed on an unsecured basis jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.

The Unsecured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales.  In the event of any optional and mandatory prepayments, we will be required to pay a prepayment premium as set forth in the Unsecured Term Loan.

The New Credit Facilities contain substantially the same covenants and limitations as our Senior Credit Facility, including a financial covenant; however, the covenants in the New Credit Facilities are in certain cases more restrictive than those in the Senior Credit Facility. In addition, the New Credit Facilities limit our ability to modify or amend our Senior Credit Facility, if such modification or amendment is materially adverse to the interests of the lenders under the New Credit Facilities; and the Secured Term Loan restricts our ability to replace or refinance the Senior Credit Facility prior to repaying the Secured Term Loan in full.

In connection with the Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the Unsecured Term Loan.  The first tranche of warrants provide holders with the right to purchase up to 1.125 million shares of the Company’s common stock at an exercise price of $17.50 per share, subject to adjustment.  The second tranche of warrants provide holders with the right to purchase up to 1.25 million shares of the Company’s common stock at an exercise price of $15.00 per share, subject to adjustment. Both tranches of warrants expire two years after the issue date.

The Company borrowed the full amount of the New Credit Facilities.  The proceeds of the New Credit Facilities will be used for working capital and general corporate purposes.

After giving effect to the Amendment and Waiver to our Senior Credit Facility discussed above, we were in compliance with all covenants contained in the Senior Credit Facility and the Indenture, and we were in compliance at June 30, 2011.  However, our ability to comply with the covenants in our debt agreements, particularly the financial covenant in our Senior Credit Facility and New Credit Facilities, which requires us to meet a senior secured leverage ratio of 4.25:1, and 4.00:1 and 3.75:1 for quarters ended September 30, December 31, 2011 and March 31, 2012 (and thereafter), respectively, depends on our results of operations continuing in line with our expectations.  Adverse changes in operating performance, deterioration in business conditions or an unexpected event could have an adverse impact on our financial performance and could cause us to fail to satisfy the financial covenant.  Our results of operations also may be affected by any of the factors referred to above under “Cautionary Note Regarding Forward Looking Statements”.  If we fail to meet the financial covenant in our Senior Credit Facility and New Credit Facilities, we would have to either seek a waiver from the lenders thereunder or identify another source of working capital funding.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, including amounts borrowed under our Senior Credit Facility and the New Credit Facilities and cash flow from operations are adequate for us to meet our working capital, capital expenditure, debt service and other funding requirements on a short- and long-term basis.  However, if this is not sufficient, we may need to incur additional debt or issue additional debt or equity securities from time to time.  In addition, future internal growth opportunities, acquisitions, joint ventures or other similar transactions may require additional capital. Further, our Senior Credit Facility matures in February 2013 and our Secured Term Loan and Unsecured Term Loan mature in November 2013 and May 2014, respectively, at which times we will have to repay or replace those facilities. Capital available to media companies, in general, or to us, specifically, whether raised through the issuance of debt or equity securities, may be limited.  As a result, we may be unable to obtain sufficient financing on terms satisfactory to management or at all.

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

Our primary sources of operating cash are revenue from non-magazine products (including single and series book sales, music, video and DVD products) and non-published products (including vitamins and related health products, jewelry, merchandise, wine, tours, mailing list rentals and royalty and license agreements).  Our remaining sources of cash are subscription revenue, advertising revenue and newsstand revenue.  Our primary uses of cash are product and promotional costs, compensation, other benefits, services and supplies, interest and income taxes.

Stock Repurchase and Dividends

On February 28, 2011, the Company announced the final results of its share repurchase tender offer, which expired at 11:59 p.m., EST, on February 25, 2011.  The Company purchased 1,494,134 shares of common stock at a price of $29.00 per common share for a total cost of $43.3.  The shares of common stock accepted for purchase pursuant to the tender offer represented approximately 5.4% of the Company’s then outstanding shares of common stock.  The Company funded the repurchase of the shares using available cash.  As of June 30, 2011, the Company had approximately 26.3 million shares of common stock outstanding.  Any further dividends or repurchases in the future will be subject to the discretion of our Board and limitations in the document governing our Senior Secured Notes and Senior Credit Facility.

Collateral requirements

The Senior Secured Notes, as well as the Senior Credit Facility and the Secured Term Loan, are secured by a first priority security interest on substantially all of the assets of the Company and the Guarantors, including 100% of the capital stock of the Company and its domestic subsidiaries and 65% of the capital stock of their respective first-tier foreign subsidiaries, in each case subject to certain exceptions set forth in the Indenture and related documentation.

As of June 30, 2011, excluding intercompany assets, our non-guarantor subsidiaries represented approximately 47.4% of our total assets.  The value of the collateral in the event of liquidation may be materially different from book value.

Significant Accounting Policies

Below is an update to our critical accounting policies, as included in our audited consolidated December 31, 2010 financial statements and accompanying notes.

During the three months ended June 30, 2011, we concluded that an interim impairment test for goodwill and other intangible assets was necessary for our Europe, APLA and LED reporting units.  This conclusion was based on certain indicators of impairment for these reporting units, including lower than expected results and a decline in our most recent financial projections developed during the quarter, along with declines in market comparables since our last annual impairment test.

We have not finalized our interim impairment analysis due to the timing and complexity of the calculations required.  However, during the three months ended June 30, 2011, we recorded an estimated impairment charge of $256.7, related to goodwill, other intangible assets, and property and equipment.  We reported $476.7 of goodwill and $410.0 of other intangible assets, net of accumulated amortization at June 30, 2011.

We estimated the fair value of the Europe, APLA and LED reporting units based on a combination of the income and market multiple approaches.  Generally, we place a greater significance on the income approach.  Our assumptions used in the impairment test were relatively consistent with those used at the time of our last impairment analysis, which was October 1, 2010.  Refer to Note 3, Impairment of Assets, in the Notes to our Unaudited Consolidated June 30, 2011 Financial Statements for further information.

The financial forecast utilized for purposes of the impairment analysis was an estimate of reasonable expected-case financial results that a market participant would expect the Company to generate in the future.  Given the proximity of time since establishing the fair value of our reporting units on February 19, 2010, our estimates of fair value approximate book value.  While the Company believes the assumptions used in the interim impairment analysis are reasonable, our analysis is sensitive to adverse changes in the assumptions used in the valuations.  In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate and market multiple assumptions could produce significantly different results for the impairment analyses.  Internal and external factors could result in changes in these assumptions against actual performance which may result in future impairment tests and charges.  Internal and external factors that could negatively impact our key assumptions include a decline in the stock market that would reduce relative valuations of comparable peer-group companies; a decrease in economic outlook or expectation for the publishing industry; certain strategic initiatives are not realized or achieved at the level expected; an increase in interest rates, borrowing rates and other measures of risk, which would increase the discount rate applied to future cash flows and reduce the present value of future cash flows; and a result in an actual financial performance that is lower than anticipated. We will continue to monitor any changes in circumstances for indicators of impairment.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which represents an update to ASC 220, Comprehensive Income.  ASU 2011-05 provides new disclosure guidance for comprehensive income, requiring presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  An entity will have the option to present these items in one continuous statement or two separate but consecutive statements.  An entity will no longer be permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update is effective for fiscal years beginning after December 15, 2011 and for interim periods within those years.  The Company plans to adopt this guidance effective January 1, 2012, and it is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which represents an update to ASC 820, Fair Value Measurements and Disclosures.  ASU 2010-06 provides new disclosure guidance for Level 3 fair value measurement activity, requiring separate presentation of information about purchases, sales, issuances and settlements.  This update is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.  The Company adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)-Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which represents an update to ASC 605, Revenue Recognition.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on the following: (i) vendor-specific objective evidence; (ii) third-party evidence; or (iii) the estimated selling price.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  This update is effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010.  The Company adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange rate risk

The functional currency for our foreign operations is the local currency.  In the normal course of business, significantly all of the transactions of our foreign operations occur in local currencies.  However, on occasion, certain transactions are conducted in currencies that differ from the local currency.  Our earnings are sensitive to the impact of changes in foreign currency exchange rates on certain identifiable transactions.  We seek to manage this exposure in part through operational means, to the extent possible, by matching functional currency revenue and costs, and matching functional currency assets and liabilities.  Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our consolidated statements of operations along with the underlying transactions.  As of June 30, 2011, our financial instruments consisted of short-term receivables and payables whose carrying value approximated fair value.

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in a variety of claims, lawsuits, investigations and proceedings that arise in the ordinary course of business.

On April 19, 2010, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand requesting the production of documents and information, regarding the marketing of the Ab Circle Pro fitness product, to Direct Entertainment Media Group, Inc. (“DEMG”), a subsidiary of The Reader’s Digest Association, Inc., as well as certain third parties involved in the manufacture and promotion of the product.  DEMG provided its initial responses by August 23, 2010 and had not heard from the FTC until June 2011, at which time the FTC indicated it would seek authority to enter into consent negotiations with DEMG regarding the terms of a Consent Order.  The FTC has indicated that the Consent Order will include injunctive relief regulating certain of DEMG’s marketing activities in the future and could include some form of monetary relief in the form of restitution.  The FTC has also indicated that it will likely include Direct Holdings Americas, Inc and The Readers Digest Association, Inc. as parties to the settlement.  The FTC has not yet provided any indication as to how restitution might be calculated and DEMG intends to vigorously argue that restitution is not appropriate in this case.  We are fully cooperating in the negotiation process with the FTC and we expect resolution of this matter by the end of fiscal year 2011.  Because these negotiations are in a very preliminary stage and the FTC has not yet presented any proposal to DEMG, it is not possible to reasonably estimate any amount of liability at this time.  However, although we cannot predict the final outcome of this matter, based on the information presently available to us, management does not believe that the ultimate resolution of this investigation will have a material adverse effect on the Company’s financial condition, results of operation or cash flows.

On June 2, 2011, the Polish Office for the Protection of Consumers and Competition (“UOKiK”) issued a ruling to initiate a consumer protection proceeding against Reader’s Digest Przeglad Sp. z o.o. (Reader’s Digest Poland, “RDP”).  UOKiK’s ruling claims that RDP’s sweepstakes-based direct mail marketing model makes use of practices which may mislead consumers and/or fail to provide clear and complete information on the details of the distance-selling contracts executed between RDP and the consumers.  RDP has replied to UOKiK’s ruling and appealed directly to the relevant civil court, refuting the factual and legal allegations presented by UOKiK and raising procedural arguments concerning UOKiK’s actions to date.  Under administrative guidelines, UOKiK should issue a decision within 60 days; however this time frame is not binding on UOKiK.  In the decision to be issued at the close of its proceeding, UOKiK may: (i) order RDP to stop or modify the disputed sweeps-based marketing activities, and (ii) impose a financial penalty.  RDP would be entitled to appeal any UOKiK decision to the consumer protection/competition court, and UOKiK’s decision would not become binding prior to the consumer protection/competition court’s ruling on appeal.

Although we cannot predict the final outcome of this matter, based on the information presently available to us, management does not believe that the ultimate resolution of this investigation will have a material adverse effect on the Company’s financial condition, results of operation or cash flows.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the section titled “Risk Factors” in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, as declared effective on February 11, 2011 and such risk factors are incorporated by reference herein. In addition, see “Part I - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” for a discussion of our debt agreements and risks associated with compliance with covenants contained therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock by the Company during the quarter ended June 30, 2011.  We made no unregistered sales of our equity securities during the three months ended June 30, 2011.

For more information on limitations upon the payment of dividends, see Note 11, Debt, in Part I, Item 1, Unaudited Consolidated Financial Statements, under the heading “Senior Secured Notes.”

Item 6.  Exhibits

Exhibit Number	Description
10.1	Employment Agreement between the Reader’s Digest Association, RDA Holding Co. and Tom Williams dated July 20, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RDA HOLDING CO.

Dated: August 15, 2011	By:	/s/ Thomas Williams
Thomas Williams
President and Chief Executive Officer