Form 10-Q
period 2011-09-30
RDA Holding Co.
filed 2011-11-10
CIK 1503813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 2, 2011, there was no public trading market for the registrant’s common stock.  There were 24,378,151 and 2,063,533 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding on November 2, 2011.

RDA Holding Co., and Subsidiaries

INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Consolidated Statements of Operations for the Three months ended September 30, 2011 and September 30, 2010 (Successor Company)	2

	Unaudited Consolidated Statements of Operations for the Nine months ended September 30, 2011 and the periods February 20 to September 30, 2010 (Successor Company) and January 1 to February 19, 2010 (Predecessor Company)	3

	Unaudited Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Successor Company)	4

	Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2011 and the periods February 20 to September 30, 2010 (Successor Company) and January 1 to February 19, 2010 (Predecessor Company)	5

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Nine months ended September 30, 2011 (Successor Company)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72

Item 4.	Controls and Procedures	72

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 6.	Exhibits	74

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Operations

(in millions)

(unaudited)

	Successor Company
	Three months ended September 30,
	2011	2010

Revenue	$357.0	$341.8

Product, distribution and editorial expenses	166.7	160.8
Promotion, marketing and administrative expenses	232.2	225.3
Impairment of assets	11.2	41.1
Other operating items, net	10.5	(0.4)
Operating loss	(63.6)	(85.0)
Interest expense	15.2	14.5
Gain on deconsolidation of subsidiary	—	(1.0)
Other income, net	(2.3)	(1.6)
Loss before income taxes and discontinued operations	(76.5)	(96.9)
Income tax expense (benefit)	0.3	(9.4)
Loss from continuing operations before discontinued operations	(76.8)	(87.5)
Income from discontinued operations, net of taxes	—	0.7
Net loss	$(76.8)	$(86.8)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Operations

(in millions)

(unaudited)

	Successor Company		Predecessor Company
	Nine months ended September 30, 2011	February 20 to September 30, 2010	January 1 to February 19, 2010

Revenue	$1,092.4	$934.5	$257.7

Product, distribution and editorial expenses	502.1	416.7	112.9
Promotion, marketing and administrative expenses	688.5	536.3	155.1
Impairment of assets	267.9	41.1	—
Other operating items, net	18.3	32.9	14.0
Operating loss	(384.4)	(92.5)	(24.3)
Interest expense	43.3	39.9	8.8
(Gain) loss on deconsolidation of subsidiary	(8.5)	(2.4)	49.7
Other (income) expense, net	(3.2)	(1.2)	9.6
Loss before reorganization items, income taxes and discontinued operations	(416.0)	(128.8)	(92.4)
Reorganization items	—	—	(1,906.6)
(Loss) income before income taxes and discontinued operations	(416.0)	(128.8)	1,814.2
Income tax (benefit) expense	(17.0)	(39.6)	54.0
(Loss) income from continuing operations before discontinued operations	(399.0)	(89.2)	1,760.2
Income from discontinued operations, net of taxes	—	1.1	33.4
Net (loss) income	$(399.0)	$(88.1)	$1,793.6

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Balance Sheets

(in millions, except share and per share amounts)

(unaudited)

	Successor Company
	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$103.4	$169.4
Restricted cash	4.4	4.5
Accounts receivable, net	183.7	237.2
Inventories	76.4	62.5
Prepaid and deferred promotion costs	29.1	33.5
Prepaid expenses and other current assets	140.6	122.0
Assets held for sale	—	7.4
Total current assets	537.6	636.5
Property and equipment, net	59.7	59.3
Restricted cash	8.4	8.4
Goodwill	459.5	672.4
Other intangible assets, net	365.0	451.4
Prepaid pension assets	173.6	166.0
Other noncurrent assets	43.9	34.8
Total assets	$1,647.7	$2,028.8
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$160.2	$167.6
Accrued expenses	112.5	135.7
Income taxes payable	14.0	7.8
Unearned revenue	273.9	269.7
Other current liabilities	29.8	32.4
Total current liabilities	590.4	613.2
Long-term debt	598.9	510.7
Unearned revenue	108.2	94.3
Accrued pension	3.3	5.7
Postretirement and postemployment benefits other than pensions	11.3	12.9
Other noncurrent liabilities	172.0	199.4
Total liabilities	1,484.1	1,436.2
Common stock (Series A (voting) $0.001 par value: authorized - 39,000,000 shares; issued - 25,436,467 and 27,500,000 shares; outstanding - 24,378,151 and 27,500,000 shares)	—	—
Common stock (Series B (non-voting) $0.001 par value: authorized - 3,000,000 shares; issued and outstanding - 2,063,533 and zero shares)	—	—
Treasury stock, at cost: 1,058,316 and zero shares	(30.7)	—
Paid-in capital, including warrants	594.0	597.6
Accumulated deficit	(428.6)	(29.6)
Accumulated other comprehensive income	28.9	24.6
Total stockholders’ equity	163.6	592.6
Total liabilities and stockholders’ equity	$1,647.7	$2,028.8

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Successor Company		Predecessor Company
	Nine months ended September 30, 2011	February 20 to September 30, 2010	January 1 to February 19, 2010

Cash flows from operating activities:
Net (loss) income	$(399.0)	$(88.1)	$1,793.6
Adjustments to reconcile net (loss) income to operating cash flows:
Income from discontinued operations, net of taxes	—	(1.1)	(33.4)
Depreciation and amortization	55.2	43.9	6.6
(Benefit) provision for deferred income taxes	(25.8)	(51.8)	61.0
Amortization of bond discount	1.4	1.0	—
Amortization of debt issuance costs	1.8	5.9	3.8
(Gain) loss on deconsolidation of subsidiary	(8.5)	(2.4)	49.7
Non-cash loss in financing foreign exchange	—	—	6.3
Impairment of assets	267.9	41.1	—
Gain on settlement of pre-petition liabilities	—	—	(1,765.1)
Revaluation of assets and liabilities in fresh start accounting	—	—	(163.1)
Stock-based compensation expense	16.7	6.1	0.2
Net (gain) loss on sale or disposal of certain assets	(1.9)	(0.9)	0.3
Non-cash gain on derivative liability	(1.1)	—	—
Changes in assets and liabilities, net of effects of dispositions:
Restricted cash	(0.3)	45.0	(29.2)
Accounts receivable, net	48.2	15.1	27.4
Inventories	(16.5)	11.6	1.5
Prepaid and deferred promotion costs	3.8	(9.5)	5.8
Other assets	(33.0)	(44.1)	45.8
Unearned revenue	21.7	51.1	2.6
Income taxes	0.3	(3.1)	(8.6)
Accounts payable and accrued expenses	(19.0)	(84.8)	(16.3)
Other liabilities	(9.5)	4.0	(4.5)
Net change in cash due to continuing operating activities	(97.6)	(61.0)	(15.6)
Net change in cash due to discontinued operating activities	—	(5.8)	5.8
Net change in cash due to operating activities	$(97.6)	$(66.8)	$(9.8)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Successor Company		Predecessor Company
	Nine months ended September 30, 2011	February 20 to September 30, 2010	January 1 to February 19, 2010

Cash flows from investing activities:
Capital expenditures	$(12.4)	$(20.0)	$(1.6)
Purchase of a business	(2.8)	—	—
Purchases of intangible assets	—	—	(0.4)
Proceeds from sale of a business	—	—	30.8
Proceeds from sale of assets	9.5	1.4	—
Investing restricted cash	—	21.0	(21.0)
Loss of cash due to subsidiary deconsolidation	—	—	(16.5)
Net change in cash due to investing activities	$(5.7)	$2.4	$(8.7)
Cash flows from financing activities:
Proceeds from long-term revolving credit facility	40.0	—	—
Repayments of long-term revolving credit facility	(4.0)	—	—
Proceeds from borrowings	55.0	509.3	—
Debt payments	—	(555.3)	—
Restricted cash	—	(509.3)	509.3
Escrow liability	—	509.3	(509.3)
Cash paid for financing fees	(2.2)	(11.5)	(9.5)
Cash used to net settle stock-based awards	(7.6)	—	—
Repurchase of Successor Company common stock	(43.3)	—	—
Other	(0.1)	—	—
Net change in cash due to financing activities	$37.8	$(57.5)	$(9.5)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	2.2	0.2
Net change in cash and cash equivalents	(66.0)	(119.7)	(27.8)
Cash and cash equivalents at beginning of period	169.4	269.6	297.4
Cash and cash equivalents at end of period	$103.4	$149.9	$269.6
Supplemental information
Cash paid for interest	$38.1	$25.6	$6.0
Cash paid for income taxes	$6.0	$4.9	$1.3

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(in millions)

(unaudited)

	Successor Company
	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2010	$—	$—	$597.6	$(29.6)	$24.6	$592.6
Net loss	—	—	—	(399.0)	—	(399.0)
Other comprehensive income:
Translation gain	—	—	—	—	4.3	4.3
Total comprehensive loss						(394.7)
Stock-based compensation expense	—	—	16.6	—	—	16.6
Repurchase of Successor Company common stock	—	(43.3)	—	—	—	(43.3)
Issuance of stock-based awards	—	12.6	(20.2)	—	—	(7.6)
Balance at September 30, 2011	$—	$(30.7)	$594.0	$(428.6)	$28.9	$163.6

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

On August 12, 2011, the Company entered into credit agreements, which provided the Company with a $45.0 secured term loan and a $10.0 unsecured term loan (as defined below). See Note 11, Debt, for further information.

On April 18, 2011, holders of a majority of the Company’s outstanding common stock removed seven of the eight members of our Board of Directors (“Board”) and filled all vacancies with new members.  This event caused an event of default on the Senior Credit Facility (as defined and further discussed in Note 11, Debt), and accelerated the vesting of stock option and restricted stock unit (“RSU” or “RSUs”) awards.  See Note 13, Equity-Based Compensation, for further information.

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

We typically generate our strongest revenue in the fourth calendar quarter due to consumer purchases during the holiday season.  Summer and fall are the most active promotional periods in our North America segment for our magazine and books and home entertainment businesses, in part due to the significant percentage of our revenue that results from holiday gifts.  These periods of increased promotions have a significant impact on our profitability during such periods.  Our businesses outside of North America are also seasonal, with fluctuations in profits as a result of the timing of customer acquisition mailings (generally made in the first and third quarters, depressing profits in those quarters as a result), and revenue tends to be strongest in the fourth quarter due to holiday consumer purchases.

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

Driven by changes in the alignment of our management team and the manner in which our chief operating decision maker reviews the business, we modified our reporting structure during the three months ended September 30, 2011.  This change realigned our United States and Canada operations to gain further efficiencies and formed a North America operating segment.  In addition, our Allrecipes business was moved out of the previously reported United States segment, reporting directly to our chief operating decision maker.  We recast our reportable segment results for previous periods to conform with the changes to our reportable segments.

Our businesses are now structured into the following six reportable segments: North America, Europe, Asia Pacific & Latin America (“APLA”), Lifestyle & Entertainment Direct (“LED”), Allrecipes and Other (Weekly Reader Publishing Group) segments.  See Note 17, Segments, for further information.

The Company, when used in reference to the period including and subsequent to February 20, 2010 (“Post Emergence”), refers to the “Successor Company”, and when used in reference to the period prior to February 20, 2010 (“Pre Emergence”), refers to the “Predecessor Company”.

During the three months ended June 30, 2011, we issued 2,063,533 shares of Series B (non-voting) common stock.  This was an exchange of the same number of shares from Series A (voting) common stock.  There was no additional activity on Series B (non-voting) common stock during the three months ended September 30, 2011.

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

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

During the three months ended September 30, 2011, we finalized our second quarter interim impairment test and recorded an impairment charge of $8.2, related to goodwill, other intangible assets and property and equipment.  This was in addition to the estimated impairment charge of $256.7 recorded in the three months ended June 30, 2011, as part of our second quarter interim impairment test, for goodwill, other intangible assets and property and equipment. In addition, during the three months ended September 30, 2011, we determined certain indicators of impairment existed in the Canada reporting unit and recorded an impairment charge of $3.0 against tradenames.  See Note 3, Impairment of Assets, for further information.

Significant Accounting Policies

During the three months ended June 30, 2011, management made a decision to allow employees, at his or her option upon settlement of the RSUs issued in connection with the RDA Holding Co. 2010 Equity Incentive Plan (“2010 Plan”) to elect to withhold an amount in excess of the minimum statutory withholding requirement.  As a result of this decision, existing and any future RSU awards granted to employees under the 2010 Plan are accounted for as liability classified awards and will be reported at fair value through the settlement date, in accordance with U.S. GAAP.  See Note 13, Equity-Based Compensation, for further information.  Refer to our audited consolidated December 31, 2010 financial statements and accompanying notes for further information regarding our significant accounting policies.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.  Such amounts include the Company’s reclassification of software to be sold or leased.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which represents an update to ASC 350, Intangibles—Goodwill and Other.  ASU 2011-08 simplifies how entities test goodwill for impairment.  ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform a two-step goodwill impairment test.  ASU 2011-08 is effective for the Company in the first quarter of its fiscal year ending December 31, 2012, and early adoption is permitted.  ASU 2011-08 is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which represents an update to ASC 220, Comprehensive Income.  ASU 2011-05 provides new disclosure guidance for comprehensive income, requiring presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  An entity will have the option to present these items in one continuous statement or two separate but consecutive statements.  An entity will no longer be permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update is effective for fiscal years beginning after December 15, 2011 and for interim periods within those years.  The Company plans to adopt this guidance effective January 1, 2012, and it is not expected to have a material impact on our consolidated financial statements.

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

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Claims Resolution and Plan Distributions

The pre-petition claims of the Debtors were evidenced in the schedules of liabilities filed by the Debtors and proofs of claim filed by creditors by the deadline established by the Court (November 16, 2009 for most claims).  Claims that were not objected to by the deadline set forth in the Plan (180 days from the February 19, 2010 Effective Date) were deemed to be allowed claims.  Claims that were objected to were allowed or disallowed through a claims resolution process before the Bankruptcy Court.  Pursuant to objections filed by the Debtors, the Court has reduced, reclassified and/or disallowed claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated.  Many other claims were resolved prior to the Effective Date through settlement or by Court order.  Except with respect to any late filed claims, the claims resolution process is complete, and we expect the chapter 11 Cases to be closed in the fourth quarter of 2011.

Note 3                    Impairment of Assets

During the three and nine months ended September 30, 2011, we recorded an impairment charge of $11.2 and $267.9, respectively, related to goodwill, other intangible assets and property and equipment.

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

Goodwill is reviewed for impairment at the reporting unit level.  A reporting unit is equivalent to an operating segment, or one level below an operating segment.  Our reporting units represent our reportable segments.  Except within our North American Segment, the United States and Canada are considered separate reporting units.  Indefinite-lived intangible assets, or tradenames, are reviewed for impairment based on their lowest unit of accounting or by asset.  Our assets were established at fair value upon our emergence from bankruptcy and application of fresh start accounting on February 19, 2010.  During the three months ended June 30, 2011, we concluded that an interim impairment test for goodwill and other intangible assets was necessary for our Europe, APLA and LED reporting units.  This conclusion was based on certain indicators of impairment for these reporting units, including lower than expected results and a decline in our most recent financial projections developed during the quarter, along with declines in market comparables since our last annual impairment test.  We had not finalized our interim impairment analysis during the second quarter of 2011 due to the timing and complexity of the calculations required.  As a result, during the three months ended June 30, 2011, we recorded an estimated impairment charge of $256.7, related to goodwill, other intangible assets, and property and equipment.  During the three months ended September 30, 2011, we finalized the interim impairment test from the second quarter and recorded an additional impairment charge of $8.2, related to goodwill and other intangible assets.

We estimate the fair value of our tradenames based on the relief from royalty method.  This method applies a hypothetical royalty rate to our projected revenue streams attributable to each respective brand.  Our second quarter impairment analysis, including our adjustment upon finalization in the third quarter, resulted in a tradename impairment charge of $24.9 and $13.8 for APLA and Europe, respectively.  In addition, during the three months ended September 30, 2011, we determined certain indicators of impairment existed in the Canada reporting unit and recorded an impairment charge of $3.0 against tradenames.

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

We estimated the fair value of our reporting units based on a combination of the income and market multiple approaches.  Our estimate of discounted cash flows for each reporting unit required significant judgment.  Certain key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including pre-publication costs, are based on estimates related to strategic initiatives and current market conditions.  The discounted cash flow analyses used a discount rate that corresponds to our weighted-average cost of capital.  This assumed discount rate is consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the individual reporting units.  The market data utilized included publicly-traded prices and transaction values of comparable companies with operations considered to be similar to those of the Company’s reporting units.  Collectively, these evaluations were management’s best estimate of projected fair values.

Our Europe, APLA and LED reportable units failed step one of the goodwill impairment test which required us to proceed to the second step.  Our second quarter impairment analysis, including our adjustment upon finalization in the third quarter, resulted in an impairment charge of $225.9, consisting of $178.8, $26.6 and $20.5 for Europe, APLA and LED, respectively.

While the Company believes the assumptions used in the interim impairment analysis are reasonable, our analysis is sensitive to adverse changes in the assumptions used in the valuations.  In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate and market multiple assumptions could produce significantly different results for the impairment analyses.  Changes in these assumptions against actual results could result in future impairment tests and charges.  We will continue to monitor any changes in circumstances for indicators of impairment and closely monitor our actual results against these assumptions in the fourth quarter.

As part of our interim impairment test, the fair value measurements are considered non-recurring under ASC 820.  The assets measured and resulting impairment charge for the nine months ended September 30, 2011, at fair value on a non-recurring basis, were as follows:

	Successor Company
	At the End of the Period	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
For the nine months ended September 30, 2011
Goodwill	$459.5	$—	$—	$459.5	$225.9
Other intangible assets, net	365.0	—	—	365.0	41.7
Property and equipment	59.7	—	—	59.7	0.3
					$267.9

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

	Successor Company
	Three months ended September 30,
	2011	2010

Restructuring charges	$9.2	$(2.5)
Professional fees associated with bankruptcy, fresh start accounting, reorganization and restructuring	1.5	2.9
Sale or disposal of certain assets	(0.2)	(0.8)
Total	$10.5	$(0.4)

	Successor Company		Predecessor Company
	Nine months ended September 30, 2011	February 20 to September 30, 2010	January 1 to February 19, 2010

Restructuring charges	$14.8	$15.8	$10.6
Professional fees associated with bankruptcy, fresh start accounting, reorganization and restructuring	5.4	18.4	3.1
Sale or disposal of certain assets	(1.9)	(0.9)	0.3
Pension curtailments	—	(0.4)	—
Total	$18.3	$32.9	$14.0

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

Effective April 2, 2009, our Reader’s Digest Association, Inc. Retirement Plan (“U.S. Qualified Pension Plan” or “Retirement Plan”) was temporarily amended to provide additional benefits to employees involuntarily terminated.  As a result, a portion of our severance obligation is being satisfied by payments from the U.S. Qualified Pension Plan.  See Note 15, Benefit Plans, for further information.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

For the three months ended September 30, 2011, we recorded new restructuring activities of $9.2, primarily related to severance, principally related to continued headcount reductions in Europe and APLA.

For the nine months ended September 30, 2011, we recorded new restructuring activities of $14.8.  This was primarily related to severance, principally due to continued headcount reductions in our Europe and APLA regions.  Additionally, we recorded contractual charges related to the abandonment of one floor of our White Plains, New York facility, due to additional charges to ready the space for sublease and adjustments to our expected sublease income; contractual charges related to abandonment of leases in Europe, APLA and North America; and fees related to a contract termination in France.  Employee severance payments are expected to be substantially completed by the end of 2012, related to these activities.

For the period February 20 to September 30, 2010, we recorded new restructuring activities of $15.8, which included a favorable adjustment of prior estimates of $2.5, for the three months ended September 30, 2010.  This was primarily related to severance of approximately 300 employees in a global strategic effort to reduce the Company’s overhead to levels consistent with the industry.  The efforts largely consisted of consolidating functions across business units within our Company.  Employee severance payments are expected to be substantially completed by the end of calendar year 2011, related to these activities.  The above accruals were net of accrual reductions attributed to planned severance being lower than originally anticipated for a variety of reasons, including employee resignations and final negotiated agreements.

During the period January 1 to February 19, 2010, we recorded new restructuring activities of $10.6, primarily related to severance in our international locations, principally France.  Employee severance payments are expected to be substantially completed by the end of 2011, related to these activities.

The table below reflects changes in our restructuring accruals, by type of initiative, for the Successor Company, for the nine months ended September 30, 2011:

	Successor Company
	Severance				Contracts
	2011	2010			2011	2010
	Successor Company Initiatives	Successor Company Initiatives	Predecessor Company Initiatives	Total Severance	Successor Company Initiatives	Successor Company Initiatives	Predecessor Company Initiatives	Total Contracts	Grand Total
Balance at December 31, 2010	$—	$8.9	$3.6	$12.5	$—	$4.8	$—	$4.8	$17.3
Accruals, net	12.7	0.6	(0.9)	12.4	1.5	1.3	—	2.8	15.2
Spending	(3.1)	(7.7)	(1.4)	(12.2)	(0.5)	(1.1)	—	(1.6)	(13.8)
Balance at September 30, 2011	$9.6	$1.8	$1.3	$12.7	$1.0	$5.0	$—	$6.0	$18.7

Cumulative Amounts
Predecessor Company’s liabilities assumed in fresh start accounting	$—	$—	$14.5	$14.5	$—	$—	$0.3	$0.3	$14.8
Accruals, net	12.7	23.0	(5.6)	30.1	1.5	6.1	(0.2)	7.4	37.5
Spending	(3.1)	(21.2)	(7.6)	(31.9)	(0.5)	(1.1)	(0.1)	(1.7)	(33.6)
Balance at September 30, 2011	$9.6	$1.8	$1.3	$12.7	$1.0	$5.0	$—	$6.0	$18.7

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

The table below reflects changes in our restructuring accruals, by reportable segment, for the Successor Company, for the nine months ended September 30, 2011:

	Successor Company
	Severance					Contracts
					Total				Total	Grand
	North America	Europe	APLA	LED	Severance	North America	Europe	APLA	Contracts	Total
Balance at December 31, 2010	$1.2	$9.2	$2.0	$0.1	$12.5	$4.8	$—	$—	$4.8	$17.3
Accruals, net	3.2	8.1	1.2	(0.1)	12.4	1.3	0.9	0.6	2.8	15.2
Spending	(2.5)	(7.5)	(2.2)	—	(12.2)	(1.2)	(0.1)	(0.3)	(1.6)	(13.8)
Balance at September 30, 2011	$1.9	$9.8	$1.0	$—	$12.7	$4.9	$0.8	$0.3	$6.0	$18.7

Cumulative Amounts
Predecessor Company’s liabilities assumed in fresh start accounting	$1.7	$11.3	$1.3	$0.2	$14.5	$—	$—	$0.3	$0.3	$14.8
Accruals, net	10.9	13.6	5.8	(0.2)	30.1	6.1	0.9	0.4	7.4	37.5
Spending	(10.7)	(15.1)	(6.1)	—	(31.9)	(1.2)	(0.1)	(0.4)	(1.7)	(33.6)
Balance at September 30, 2011	$1.9	$9.8	$1.0	$—	$12.7	$4.9	$0.8	$0.3	$6.0	$18.7

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

In the nine months ended September 30, 2011 and the period February 20 to September 30, 2010, we reduced the loss by $8.5 and $2.4, respectively, related to the settlement of remaining pre-petition and post-petition liabilities resulting from the RDA UK administration filing.

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

Post Emergence payments for reorganization items included $51.2 for the settlement of pre-petition liabilities and $19.2 for professional fees for the period February 20 to September 30, 2010.

Pre Emergence payments for reorganization items included $3.9 for the settlement of pre-petition liabilities and $8.4 for professional fees for the period January 1 to February 19, 2010.

Note 7                    Income Tax

For the nine months ended September 30, 2011, the Company recorded an income tax benefit of $17.0.  For the periods February 20 to September 30, 2010 and January 1 to February 19, 2010, the Company recorded an income tax benefit of $39.6 and an income tax expense of $54.0, respectively.  The income tax benefit for the nine months ended September 30, 2011 was driven by the Company’s jurisdictional earnings mix of foreign earnings at a low tax rate and domestic losses at a high tax rate, as well as the impairment of non-deductible goodwill and indefinite-lived intangibles.  The income tax benefit for the nine months ended September 30, 2011 was further impacted by the establishment of a valuation allowance on certain U.S. tax assets, offset by the reversal of valuation allowance previously recorded on certain of our state net operating loss carryforwards.

The income tax expense recorded this quarter reflects the limitation under U.S. GAAP that the income tax benefit recorded for the year to date loss can not be greater than the anticipated full year income tax benefit.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

The income tax benefit for the period February 20 to September 30, 2010 reflects the establishment of a valuation allowance on certain tax assets and the continued tax impact of fresh start accounting.  The income tax expense for the period January 1 to February 19, 2010 primarily relates to the cancellation of indebtedness income resulting from the Company’s emergence from bankruptcy and the tax impact of fresh start accounting.

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.  The amount of unrecognized tax benefits, including interest from uncertain tax positions, at September 30, 2011 and December 31, 2010 were $26.5 and $24.2, respectively.

Note 8                    Discontinued Operations and Assets Held for Sale

In January 2011, we sold our French facility for $8.3, and recognized a gain on the sale of $1.1.  This asset was classified in assets held for sale in our December 31, 2010 consolidated balance sheet.

For the three and nine months ended September 30, 2011, there were no discontinued operations.  As of September 30, 2011, there were no assets or liabilities held for sale in our consolidated balance sheet.

In January 2010, we sold CompassLearning, Inc. (“CompassLearning”), our educational software division, for a purchase price of $30.8.  We recognized a gain on the sale, net of taxes, of $30.8 for the period January 1 to February 19, 2010.  This business qualified as discontinued operations under ASC 360.  We reported the results of operations and consolidated financial position of this business in discontinued operations within the consolidated statements of operations and consolidated statements of cash flows for the periods February 20 to September 30, 2010 and January 1 to February 19, 2010.

Income from discontinued operations, net of taxes for the three months ended September 30, 2010 was $0.7.

Income from discontinued operations, net of taxes for the periods February 20 to September 30, 2010 and January 1 to February 19, 2010 is as follows:

	Successor Company	Predecessor Company
	February 20 to September 30, 2010	January 1 to February 19, 2010

Revenue	$—	$2.6
Income from discontinued operations before income taxes	1.1	1.0
Income tax benefit on discontinued operations	—	(1.6)
Income from discontinued operations, net of taxes, before gain on sales	1.1	2.6
Gain on sale of divested business, net of taxes	—	30.8
Income from discontinued operations, net of taxes	$1.1	$33.4

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

Note 9                    Accounts Receivable, Net

The components of accounts receivable, net were as follows:

	Successor Company
	September 30, 2011	December 31, 2010
Gross trade accounts receivable	$347.9	$410.1
Reserve for returns	(65.2)	(68.1)
Reserve for bad debts and allowances	(99.0)	(104.8)
Accounts receivable, net	$183.7	$237.2

Note 10                  Inventories

The components of inventories were as follows:

	Successor Company
	September 30, 2011	December 31, 2010
Raw materials	$1.9	$1.8
Work-in-progress	4.4	4.1
Finished goods	70.1	56.6
Inventories	$76.4	$62.5

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Note 11                  Debt

The components of debt were as follows:

	Interest		Successor Company
	Rate	Maturity	September 30, 2011	December 31, 2010
Senior Credit Facility	6.0%	February 2013	$36.0	$—
Secured Term Loan	7.0%	November 2013	45.0	—
Senior Secured Notes	9.5%	February 2017	525.0	525.0
Unsecured Term Loan	11.0%	May 2014	10.0	—
Discount on Senior Secured Notes			(13.0)	(14.3)
Discount on Secured Term Loan			(1.1)	—
Discount on Unsecured Term Loan			(3.0)	—
Long-term debt			$598.9	$510.7

Interest Expense

Interest expense attributable to our outstanding debt was $15.2 and $14.5 for the three months ended September 30, 2011 and 2010 respectively, including the amortization of deferred financing fees and bond discount of $0.9 and $1.1, respectively.  Interest expense attributable to our outstanding debt was $43.3 for the nine months ended September 30, 2011, $39.9 for the periods February 20 to September 30, 2010 and $8.8 for January 1 to February 19, 2010, including the amortization of deferred financing fees and bond discount of $3.2, $6.9 and $3.8, respectively.  The weighted average interest rates on our borrowings for the three months ended September 30, 2011 and 2010 were 9.3% and 9.5%, respectively.  The weighted average interest rates on our borrowings for the nine months ended September 30, 2011, the period February 20 to September 30, 2010 and the period January 1 to February 19, 2010 were 9.4%, 9.5% and 10.8%, respectively.

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

New Credit Facilities

On August 12, 2011, the Company entered into a term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (defined therein); and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $45.0 secured term loan (“Secured Term Loan”).  The Secured Term Loan matures in November 2013 and bears interest at the rate of 7.0% per annum.

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

The Secured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales.  In the event of any optional and mandatory prepayments after an initial grace period, we will be required to pay a prepayment premium as set forth in the Secured Term Loan.

Also on August 12, 2011, the Company entered into an unsecured term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (defined therein) and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $10.0 unsecured term loan (“Unsecured Term Loan” and, together with the Secured Term Loan, “New Credit Facilities”).  The Unsecured Term Loan matures in May 2014 and bears interest at the rate of 11.0% per annum.

In connection with the Unsecured Term Loan, the Company issued two tranches of warrants.  See Note 14, Common Stock Warrants for further information.

The Unsecured Term Loan is fully and unconditionally guaranteed, on an unsecured basis jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.

The Unsecured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales.  In the event of any optional and mandatory prepayments after an initial grace period, we will be required to pay a prepayment premium as set forth in the Unsecured Term Loan.

The mandatory prepayments described above may be triggered by events or circumstances that are not considered clearly and closely related to the New Credit Facilities and, as such, represent embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). We have assessed the fair value of the embedded derivatives and bifurcated their value from the original loan amounts. The fair value was determined under Level 3 of the fair value hierarchy based on the present value of the expected prepayment premium combined with the probability each event or circumstance will occur. The Company concluded the fair value of the embedded derivatives was $1.1 and $0.4 for the Secured Term Loan and Unsecured Term Loan, respectively, at both the date of issuance and September 30, 2011. Changes in the fair value of the embedded derivatives are recorded as other income or expense, net in our statement of operations.

The New Credit Facilities contain substantially the same covenants and limitations as our Senior Credit Facility, including a financial covenant; however, the covenants in the New Credit Facilities are in certain cases more restrictive than those in the Senior Credit Facility.  In addition, the New Credit Facilities limit our ability to modify or amend our Senior Credit Facility, if such modification or amendment is materially adverse to the interests of the lenders under the New Credit Facilities; and the Secured Term Loan restricts our ability to replace or refinance the Senior Credit Facility prior to repaying the Secured Term Loan in full.  We were in compliance with all covenants at September 30, 2011.

In connection with the Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the Unsecured Term Loan.  See Note 14, Common Stock Warrants, for further information.

The Company borrowed the full amount of the New Credit Facilities in August 2011.  The proceeds of the New Credit Facilities will be used for working capital and general corporate purposes.

Luxor Capital Group and Point Lobos Capital and their affiliated funds are considered related parties due to their equity interest in the Company.  See Note 16, Related Party Transactions, for further information.

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

In October 2010, RDA Holding Co. and its subsidiaries filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, in connection with our offer to exchange up to $525.0 of our Senior Secured Notes for a like principal amount of Floating Rate Senior Secured Notes due 2017 (“Exchange Notes”).  Our Form S-4 filing became effective in February 2011.  The Exchange Notes are guaranteed by the Guarantors on a senior secured basis, with terms substantially identical in all material respects to the unregistered Senior Secured Notes, except that the Exchange Notes do not contain terms restricting their transfer.

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

The Indenture, among other things, limits our ability and the ability of our restricted subsidiaries to (i) incur, assume or guarantee additional indebtedness; (ii) issue redeemable stock and preferred stock; (iii) pay dividends or make distributions or redeem or repurchase capital stock; (iv) prepay, redeem or repurchase certain debt; (v) make loans and investments; (vi) incur liens; (vii) restrict dividends, loans or asset transfers from our subsidiaries; (viii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (ix) consolidate or merge with or into, or sell substantially all of our assets to, another person; (x) enter into transactions with affiliates; and (xi) enter into new lines of business.  We were in compliance with our Indenture at September 30, 2011.

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

As of September 30, 2011, there were borrowings of $36.0 under the Senior Credit Facility.  The Senior Credit Facility is fully and unconditionally guaranteed on a first priority secured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The obligations and guaranty under the Senior Credit Facility are secured by a first priority security interest in the same collateral that secures the Senior Secured Notes.

The Senior Credit Facility contains substantially the same covenants and limitations as the Senior Secured Notes.  In addition, there is a financial covenant that limits our maximum allowed leverage ratio.  The Company was in compliance with all covenants at September 30, 2011.

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

On May 11, 2011, we entered into an amendment to the Senior Credit Facility with the Administration Agent and the Lenders under which the Lenders unanimously waived the event of default arising from the Board Change.  The Senior Credit Facility was modified by, among other things, the following items:

•                  the financial covenant contained in the Senior Credit Facility (which requires that we maintain a specified senior secured debt ratio that decreases quarter to quarter) was modified to (i) provide that the covenant is measured on a quarter end basis only (rather than daily, as originally required) and (ii) to change the ratio that we had to meet for the quarter ending September 30, 2011 to 4.25:1 (from 4.00:1);

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

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Letters of Credit

There were $11.7 and $18.6 in standby letters of credit as of September 30, 2011 and December 31, 2010, respectively, against the $25.0 letter of credit sub-facility of the Senior Credit Facility which were serving as security, primarily related to real estate leases entered into by RDA, Direct Holdings, and Allrecipes.com, Inc.; and as security for surety bonds related to sweepstakes promotions and customs duties.

Fair Values

Based on market prices at September 30, 2011, the fair value of our $525.0 Senior Secured Notes was approximately $391.1.  Based on market prices at December 31, 2010, the fair value of our $525.0 Senior Secured Notes was approximately $519.8.  There has been very limited trading activity on our Senior Credit Facility.  We estimated that the fair value of our Senior Credit Facility at September 30, 2011 was approximately $36.0.  There were no borrowings outstanding under the Senior Credit Facility at December 31, 2010.

We estimated the fair value of our Secured Term Loan and Unsecured Term Loan to be $43.9 and $7.0, respectively, at September 30, 2011.

The Senior Secured Notes and the Senior Credit Facility are fair valued based on Level 2 of the fair value hierarchy, based on quoted prices for our Senior Secured Notes in markets which are not active.  The Secured Term Loan and Unsecured Term Loan are fair valued based on Level 2 of the fair value hierarchy.  There has been no trading activity on the New Credit Facilities.

Note 12                                                      Commitments and Contingencies

General Litigation

From time to time, we are involved in a variety of claims, lawsuits, investigations and proceedings that arise in the ordinary course of business.

As previously disclosed, on April 19, 2010, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand requesting the production of documents and information, regarding the marketing of the Ab Circle Pro fitness product, to Direct Entertainment Media Group, Inc. (“DEMG”), a subsidiary of The Reader’s Digest Association, Inc., as well as certain third parties involved in the manufacture and promotion of the product.  DEMG provided its initial responses by August 23, 2010 and had not heard from the FTC until June 2011, at which time the FTC indicated it would seek authority to enter into consent negotiations with DEMG regarding the terms of a Consent Order.  On October 5, 2011, the FTC indicated that it had received authority from the Bureau of Consumer Protection to enter into consent negotiations.  The FTC also indicated that its proposed Consent Order would include The Readers Digest Association, Inc. and Direct Holdings Americas, Inc. as parties to the settlement and injunctive relief regulating certain marketing activities in the future, and that it would seek restitution.  We are currently in consent negotiations with the FTC and both parties are working toward reaching a mutually agreeable settlement.  However, if we are unsuccessful in reaching a mutually agreeable settlement with the FTC, the matter will result in litigation.  If litigation results, we intend to vigorously defend our position; however, we cannot predict the outcome or the timing of litigation.  Although the Company believes that the amounts reserved are adequate based on currently available information, the estimation process involves a considerable amount of judgment by management and ultimate amounts could vary materially.  Either a settlement with the FTC or litigation over the matter could have a material impact on our financial condition and liquidity.

On June 2, 2011, the Polish Office for the Protection of Consumers and Competition (“UOKiK”) issued a ruling to initiate a consumer protection proceeding against Reader’s Digest Przeglad Sp. z o.o. (Reader’s Digest Poland, “RDP”).  UOKiK’s ruling claims that RDP’s sweepstakes-based direct mail marketing model makes use of practices which may mislead consumers and/or fail to provide clear and complete information on the details of the distance-selling contracts executed between RDP

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

and the consumers.  RDP has replied to UOKiK’s ruling and appealed directly to the relevant civil court, refuting the factual and legal allegations presented by UOKiK and raising procedural arguments concerning UOKiK’s actions to date.  Under administrative guidelines, UOKiK should issue a decision within 60 days; however this time frame is not binding on UOKiK.  Although no decision has been issued yet, we expect UOKiK to issue a decision by December 31, 2011.  In the decision to be issued at the close of its proceeding, UOKiK may: (i) order RDP to stop or modify the disputed sweeps-based marketing activities, and, (ii) impose a financial penalty.  RDP would be entitled to appeal any UOKiK decision to the consumer protection/competition court, and UOKiK’s decision would not become binding prior to the consumer protection/competition court’s ruling on appeal.  Although we cannot predict the final outcome of this matter, based on the information presently available to us, management does not believe that the ultimate resolution of this investigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In August 2011, an adverse decision against the Company was rendered in the Brazilian Federal Court of Appeals that overturned a favorable decision in the lower court rendered in 2007 in which the Company challenged the constitutionality of a 2004 law change in the method of determining the tax base and the applicable tax rate used to assess local operating taxes related to certain federal social contribution programs.  The Court of Appeals ruled unfavorably on the issue of constitutionality of the tax rate, but did not address the tax base.  As of September 30, 2011, the cumulative amount of the disputed tax is $4.0 ($5.8 with interest and penalty).  Together with local counsel, the Company believes it is likely to ultimately succeed in this matter and has asked the Court of Appeals to clarify its ruling in respect of the tax base.  The Company has not recognized a liability for the disputed portion of the tax.  A decision on the ruling clarification is expected by the first quarter of 2012.

Note 13                                                      Equity-Based Compensation

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

Subsequent to the accelerated vesting, we offered employees with vested RSUs the option to withhold for taxes at a rate in excess of the statutory minimum.  Under ASC Topic 718, Compensation - Stock Compensation, if an amount in excess of the minimum statutory requirement is withheld, or may be withheld at the employee’s discretion, the entire award shall be classified and accounted for as a liability.  Therefore, as of June 30, 2011, we reclassified approximately $4.3 from paid-in capital to other current liabilities in our consolidated balance sheet.  We settled this liability in the three months ended September 30, 2011.

For the three months ended September 30, 2011 and 2010, we recognized stock-based compensation expense of $0.2 and $1.9, respectively.  For the nine months ended September 30, 2011, we recognized stock-based compensation expense of $16.7, which consisted of $12.4, net of forfeitures, specifically for the accelerated vesting; along with $2.8 for normal course vesting and $1.5 for the quarterly mark-to-market on liability-classified RSUs.  For the periods February 20 to September 30, 2010 and January 1 to February 19, 2010, we recognized stock-based compensation expense of $6.1 and $0.2, respectively.

During the nine months ended September 30, 2011, there were approximately 474,000 stock options and approximately 123,000 RSUs granted to certain directors and employees of our Company.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

A summary of stock option activity under the 2010 Plan for the nine months ended September 30, 2011 was as follows:

	Successor Company
	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Options
Outstanding at December 31, 2010	1,304	$17.44
Granted	474	41.67
Forfeited or expired	(54)	17.42
Exercised	(532)	17.42
Outstanding at September 30, 2011	1,192	$27.09	6.6
Vested or expected to vest at September 30, 2011	1,192
Exercisable at September 30, 2011	1,131	$27.32	6.4

The weighted average fair value of options granted during the three and nine months ended September 30, 2011 was $0.01 and $2.42 per share, respectively.

A summary of RSUs activity under the 2010 Plan for the nine months ended September 30, 2011 was as follows:

	Successor Company
	RSUs
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	587	$17.46
Granted	123	17.29
Vested	(506)	17.62
Forfeited	(150)	14.93
Nonvested at September 30, 2011	54	$22.80

Note 14                                                      Common Stock Warrants

As discussed in Note 11, Debt, on August 12, 2011, the Company entered into the New Credit Facilities.  In connection with the Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the Unsecured Term Loan.  The first tranche of warrants provides holders with the right to purchase up to 1,125,000 shares of the Company’s Class A common stock at an exercise price of $17.50 per share.  The second tranche of warrants provides holders with the right to purchase up to 1,250,000 shares of the Company’s Class A common stock at an exercise price of $15.00 per share.  Both tranches of warrants expire two years after the issuance date and are subject to price protection provisions, which allow for the reduction in the exercise price of the warrants in the event that the Company subsequently issues common stock at a price lower than the exercise price of the warrants.  Simultaneously with any reduction in exercise price, the number of shares of Class A common stock that may be purchased upon exercise of the warrants would be increased proportionately so that after such adjustment, the aggregate exercise price payable for the adjusted number of warrants is the same as the aggregate exercise price in effect immediately prior to such adjustment.  The Company accounted for these warrants as derivative liabilities in accordance with ASC 815.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

The Company estimated the fair value of these warrants using a simulation approach, under Level 3 of the fair value hierarchy.  The fair value is recorded in other noncurrent liabilities on the balance sheet, with adjustments recorded as other income or expense, net.  The estimated fair value on the issuance date and at September 30, 2011, was $2.7 and $1.6, respectively.

In connection with the Plan, holders of the Predecessor Company’s Senior Subordinated Notes who voted in favor of the Plan received warrants, each eligible to purchase 1.04 shares, as adjusted, of Class A common stock of the Successor Company.  The warrant agreement provides provisions to adjust the quantity and strike price in certain events of dilution, including the issuance of new equity instruments at a price that is below market value.  During the three months ended September 30, 2011, as a result of the issuance of warrants, at a price below market value, in connection with the Unsecured Term Loan, we adjusted the initial exercise price from $45.09 to $43.31, with the exercise price of each warrant increasing over the course of time through February 19, 2014, subject to future adjustment, as follows:

•                  $45.65 after 36 months;

•                  $46.22 after 39 months;

•                  $46.78 after 42 months; and

•                  $47.35 after 45 months.

The Company has accounted for these warrants as equity instruments in accordance with ASC 815, and as such, are classified in stockholders’ equity.

Note 15                                                      Benefit Plans

We sponsor various pension and postretirement benefit plans, including those for certain employees in the United States and internationally.

Components of net periodic pension benefit were as follows:

	Successor Company
	Three months ended September 30,
	2011	2010

Service cost	$1.1	$1.3
Interest cost	6.1	6.5
Expected return on plan assets	(10.4)	(10.5)
Cost for special termination benefits	0.6	—
Net periodic pension benefit	$(2.6)	$(2.7)

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

	Successor Company		Predecessor Company
	Nine months ended September 30, 2011	February 20 to September 30, 2010	January 1 to February 19, 2010

Service cost	$3.3	$3.3	$1.1
Interest cost	18.4	16.4	5.4
Expected return on plan assets	(31.1)	(28.6)	(9.9)
Amortization of net actuarial loss	—	—	0.4
Curtailments (a)	—	(0.5)	—
Cost for special termination benefits (b)	1.2	0.5	0.6
Net periodic pension benefit	$(8.2)	$(8.9)	$(2.4)

(a)                                  The Company recorded an increase in curtailments of $0.5 during the period February 20 to September 30, 2010, related to France.  This amount has been classified as other operating items, net as it is considered a restructuring item.

(b)                                 Cost for special termination benefits is included in other operating items, net.  Our U.S. Qualified Pension Plan was temporarily amended to provide additional benefits to employees involuntarily terminated.

For the three months ended September 30, 2011 and 2010, we contributed less than $0.1 to our international pension plans.  For the nine months ended September 30, 2011 and the periods February 20 to September 30, 2010 and January 1 to February 19, 2010, we contributed $1.0, less than $0.1 and less than $0.1, respectively, to our international pension plans.

Our Retirement Plan in the United States is over funded; therefore, we did not make any contributions for the three months and nine months ended September 30, 2011 or for the periods February 20 to September 30, 2010 and January 1 to February 19, 2010.

We also sponsor certain postretirement benefit plans in the United States and Canada.  The tables below detail the components of our net periodic postretirement cost (benefit):

	Successor Company
	Three months ended September 30,
	2011	2010

Interest cost	$0.2	$0.2
Net periodic postretirement cost	$0.2	$0.2

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

	Successor Company		Predecessor Company
	Nine months ended September 30, 2011	February 20 to September 30, 2010	January 1 to February 19, 2010

Interest cost	$0.5	$0.5	$0.1
Amortization of prior service credit	—	—	(0.2)
Amortization of net actuarial gain	—	—	(0.2)
Curtailments (a)	—	0.1	—
Net periodic postretirement cost (benefit)	$0.5	$0.6	$(0.3)

(a)                                  The Company recorded a curtailment of $0.1 for the period February 20 to September 30, 2010, related to Canada.

Note 16                  Related Party Transactions

Luxor Capital Group and Point Lobos Capital and their affiliated funds are considered related parties due to their equity interest in the Company.  The New Credit Facilities between the Company and Luxor Capital Group, Point Lobos Capital and their affiliated funds are described in Note 11, Debt.

Note 17                  Segments

Our reportable segments reflect the manner in which our chief operating decision maker reviews the business.  Driven by changes in the alignment of our management team and the manner in which our chief operating decision maker reviews the business, we modified our reporting structure during the three months ended September 30, 2011.  Our Chief Executive Officer acts as our chief operating decision maker.  This change realigned our United States and Canada operations to gain further efficiencies and formed a North America operating segment.   In addition, our Allrecipes business was moved out of the previously reported United States segment, reporting directly to our chief operating decision maker.  We recast our reportable segment results for previous periods to conform with the current presentation of our reportable segments.

Our businesses are now structured into the following six reportable segments: North America, Europe, APLA, LED, Allrecipes and Other (Weekly Reader Publishing Group) segments.  These segments operate under two lines of businesses: branded communities and direct marketing.  Our branded communities business is comprised of the North America, Allrecipes and Other segments, while our direct marketing business includes Europe, APLA and LED segments.  In addition to the reportable segments, we separately report corporate unallocated expenses, which are expenses not directly attributable to business unit performance.  Similarly, we separately report the effects of goodwill and intangible asset impairment charges, certain purchase accounting related fair value adjustments and other operating items, net because our chief operating decision maker does not factor these items when assessing business unit performance.

North America

This segment comprises our operations in the United States and Canada that publish and market various magazines, books and home entertainment products.  We are focusing on our master brands, which include Reader’s Digest, Taste of Home and The Family Handyman (collectively, “Master Brands”).  The businesses in this segment are structured around a branded community model that focuses on a multi-platform community of customers with like interests.  This community strategy allows us to promote our products, and our advertiser’s products, through multiple channels to a focused audience at an effective cost.  Resources in the North America segment are shared across

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

our branded communities with centralized marketing and promotional efforts.  Growth opportunities in this segment include distributing and monetizing content across traditional and digital platforms.  They also include generating revenue through integrated advertising opportunities; better leveraging of special issue publications and smaller brand titles; and creating new revenue streams through innovative licensing and partnership agreements, such as the Humana partnership, entered into earlier this year.

Europe and Asia Pacific & Latin America

These segments include our direct marketing businesses operating outside of North America, that leverage our marketing, database and curation skills, along with our global reach, to build ongoing relationships with our customers by offering them selected branded and third party products and services that align with their interests.  These segments market products and services that address lifestyle needs across multiple communities including seniors, health, cooking, gardening, travel and hints and tips, among others.  These markets are managed by region.  Our most significant markets by revenue are Germany, Australia, Russia and Central Europe.  In contrast to our North America segment which principally relies on magazine revenue, our Europe and APLA segments derive a significant amount of their revenue from non-magazine sales, including the sale of books, entertainment, merchandise and financial services products sold through catalog, continuity and single product offerings across multiple marketing channels including direct mail, digital, telemarketing, free standing inserts, package inserts, door drops and direct response television campaigns.  Growth initiatives include diversifying beyond publishing to offer an expanded portfolio of products and services across targeted markets, growing digitally via sweepstakes, building out our business-to-business offerings and accelerating growth in our BRIC (Brazil, Russia, India, China) countries.

Lifestyle & Entertainment Direct

Our LED segment typically generates revenue through direct response television campaigns and retail channels.  Historically, revenue has been generated through the licensed promotions of music and video products.  The business has diversified its offerings and channels.  We are growing our distribution in the retail channel, through the acquisition of new content and the addition of new products lines, including actively expanding into household and wellness product lines.  Results are largely driven by the demand for our products and the customer response to promotional efforts.

Allrecipes

The Allrecipes global, multiplatform brand provides insight into the kitchens and cooking passions of home cooks throughout the world, with websites, mobile apps and eBooks serving cooks in multiple countries and languages.  Our primary revenue source in this segment is digital advertising, along with incremental revenue generated from licensing and digital consumer products.  Growth initiatives include expansion of our international websites, video and mobile advertising, along with paid memberships.

Other

Other is comprised of the results related to our Weekly Reader business.  Weekly Reader Publishing Group publishes classroom periodicals and other supplementary educational materials.

Intercompany eliminations and corporate unallocated expenses

Reportable segments are based on our method of internal reporting.  We present our segment revenue as if the intercompany transactions were with third parties.  Revenue and expenses attributable to intercompany transactions are eliminated to reconcile our reportable segment amounts to consolidated amounts, as reported in our consolidated statements of operations.  Accounting

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

policies of our segments are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies.  In addition to intercompany revenue and expenses, we separately report corporate unallocated expenses, which cover expenses that are not directly attributable to business unit performance.  Corporate unallocated expenses include the cost of governance and centrally managed expenses; the accounting for RDA pension plans and postretirement healthcare costs; and stock and executive compensation programs, all of which are not allocated to the reportable segments and other costs that are not allocated to the reportable segments, such as the amortization of intangible assets.  Governance and centrally managed expenses include costs such as corporate finance and general management, public relations, legal, treasury and any related information technology and facility costs utilized by these departments.

Reportable Segment Financial Information:

	Successor Company
	Three months ended September 30,
	2011	2010

Revenue
North America	$138.0	$143.4
Europe	136.0	120.9
Asia Pacific & Latin America	65.2	59.9
Lifestyle & Entertainment Direct	18.2	30.9
Allrecipes	6.7	6.1
Other	2.8	3.7
Intercompany eliminations	(2.2)	(1.2)
Fair value adjustments (a)	(7.7)	(21.9)
Total revenue	$357.0	$341.8

Operating (loss) income
North America	$(5.2)	$2.9
Europe	(4.8)	(8.9)
Asia Pacific & Latin America	3.5	(1.6)
Lifestyle & Entertainment Direct	(5.1)	(1.1)
Allrecipes	0.1	(0.1)
Other	(1.4)	(0.9)
Corporate unallocated	(25.1)	(22.1)
Fair value adjustments (a)	(3.9)	(12.5)
Impairment of assets	(11.2)	(41.1)
Other operating items, net (b)	(10.5)	0.4
Operating loss	$(63.6)	$(85.0)

(a)                                  Fair value adjustments include the amortization of the fair value reduction to unearned revenue and related deferred cost accounts resulted from the application of fresh start accounting upon our emergence from bankruptcy.

(b)                                 Items included in other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy and the implementation of fresh start accounting; (iii) professional fees, contractual charges and other periodic costs related to the strategic repositioning of our businesses; and (iv) gain or loss on the disposal of assets.  See Note 4, Other Operating Items, Net.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

	Successor Company		Predecessor Company
	Nine months ended September 30, 2011	February 20 to September 30, 2010	January 1 to February 19, 2010

Revenue
North America	$465.8	$409.2	$86.8
Europe	403.3	325.5	92.4
Asia Pacific & Latin America	182.1	153.0	34.4
Lifestyle & Entertainment Direct	57.1	105.1	36.2
Allrecipes	18.2	15.1	2.8
Other	13.0	12.5	5.7
Intercompany eliminations	(5.5)	(3.1)	(0.6)
Fair value adjustments (a)	(41.6)	(82.8)	—
Total revenue	$1,092.4	$934.5	$257.7

Operating income (loss)
North America	$35.3	$53.7	$4.9
Europe	(2.7)	28.7	(8.1)
Asia Pacific & Latin America	6.7	9.4	0.2
Lifestyle & Entertainment Direct	(27.4)	6.4	6.1
Allrecipes	(1.9)	0.5	(0.2)
Other	(0.8)	(1.1)	1.9
Corporate unallocated	(80.9)	(70.3)	(15.1)
Fair value adjustments (a)	(26.5)	(45.8)	—
Impairment of assets	(267.9)	(41.1)	—
Other operating items, net (b)	(18.3)	(32.9)	(14.0)
Operating loss	$(384.4)	$(92.5)	$(24.3)

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

(unaudited)

Note 18                  Guarantor and Non-Guarantor Financial Information

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

The following tables present, for RDA Holding Co. (the parent) and RDA (the issuer), both of which are presented on a stand-alone basis, Guarantor Subsidiaries on a combined basis and Non-Guarantor Subsidiaries on a combined basis, the consolidated statements of operations for the three and nine months ended September 30, 2011, the three months ended September 30, 2010 and the periods February 20 to September 30, 2010 (Successor Company), and January 1 to February 19, 2010 (Predecessor Company).  The consolidated condensed balance sheets for the same entities are presented as of September 30, 2011 and December 31, 2010 (Successor Company).  The consolidated condensed statements of cash flows for the same entities are presented for the nine months ended September 30, 2011 and the period February 20 to September 30, 2010 (Successor Company), and January 1 to February 19, 2010 (Predecessor Company).

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Statement of Operations for the three months ended September 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$17.2	$118.9	$222.9	$(2.0)	$357.0
Product, distribution and editorial expenses	—	12.1	60.3	96.3	(2.0)	166.7
Promotion, marketing and administrative expenses	—	24.0	77.0	131.2	—	232.2
Impairment of assets	—	—	—	11.2	—	11.2
Other operating items, net	—	2.1	1.6	6.8	—	10.5
Operating loss	—	(21.0)	(20.0)	(22.6)	—	(63.6)

Interest expense	—	15.2	—	—	—	15.2
Loss (income) from investment in subsidiaries	76.8	72.5	(10.9)	—	(138.4)	—
Other (income) expense, net	—	(36.2)	(0.8)	34.7	—	(2.3)
Loss before income taxes	(76.8)	(72.5)	(8.3)	(57.3)	138.4	(76.5)

Income tax expense (benefit)	—	4.3	(1.2)	(2.8)	—	0.3
Loss from continuing operations before discontinued operations	(76.8)	(76.8)	(7.1)	(54.5)	138.4	(76.8)

(Loss) income from discontinued operations, net of taxes	—	—	(0.1)	0.1	—	—
Net loss	$(76.8)	$(76.8)	$(7.2)	$(54.4)	$138.4	$(76.8)

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Statement of Operations for the nine months ended September 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$48.6	$398.8	$650.4	$(5.4)	$1,092.4
Product, distribution and editorial expenses	—	37.7	190.5	279.3	(5.4)	502.1
Promotion, marketing and administrative expenses	—	83.8	226.0	378.7	—	688.5
Impairment of assets	—	0.1	20.5	247.3	—	267.9
Other operating items, net	—	8.2	1.5	8.6	—	18.3
Operating loss	—	(81.2)	(39.7)	(263.5)	—	(384.4)

Interest expense	—	43.3	—	—	—	43.3
Gain on deconsolidation of subsidiary	—	(8.5)	—	—	—	(8.5)
Loss (income) from investment in subsidiaries	399.0	330.6	(5.9)	—	(723.7)	—
Other (income) expense, net	—	(45.3)	—	42.1	—	(3.2)
Loss before income taxes and discontinued operations	(399.0)	(401.3)	(33.8)	(305.6)	723.7	(416.0)

Income tax benefit	—	(2.9)	(2.4)	(11.7)	—	(17.0)
Loss from continuing operations before discontinued operations	(399.0)	(398.4)	(31.4)	(293.9)	723.7	(399.0)

(Loss) income from discontinued operations, net of taxes	—	(0.6)	8.2	(7.6)	—	—
Net loss	$(399.0)	$(399.0)	$(23.2)	$(301.5)	$723.7	$(399.0)

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Condensed Balance Sheet as of September 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$65.6	$151.1	$326.3	$(5.4)	$537.6
Property and equipment, net	—	35.6	12.5	11.6	—	59.7
Restricted cash	—	2.4	—	6.0	—	8.4
Goodwill	—	—	310.0	149.5	—	459.5
Other intangible assets, net	—	—	176.2	188.8	—	365.0
Prepaid pension assets	—	145.9	—	27.7	—	173.6
Investments in subsidiaries	163.6	559.1	135.6	—	(858.3)	—
Intercompany noncurrent receivables	—	91.2	—	19.1	(110.3)	—
Other noncurrent assets	—	19.7	21.5	2.7	—	43.9
Total assets	$163.6	$919.5	$806.9	$731.7	$(974.0)	$1,647.7

Liabilities and stockholders’ equity
Current liabilities	$—	$51.2	$289.0	$255.6	$(5.4)	$590.4
Long-term debt	—	598.9	—	—	—	598.9
Unearned revenue	—	—	106.3	1.9	—	108.2
Accrued pension	—	—	—	3.3	—	3.3
Postretirement and postemployment benefits other than pensions	—	10.0	—	1.3	—	11.3
Intercompany noncurrent payables	—	19.1	8.0	83.2	(110.3)	—
Other noncurrent liabilities	—	76.7	27.9	67.4	—	172.0
Total liabilities	—	755.9	431.2	412.7	(115.7)	1,484.1
Stockholders’ equity	163.6	163.6	375.7	319.0	(858.3)	163.6
Total liabilities and stockholders’ equity	$163.6	$919.5	$806.9	$731.7	$(974.0)	$1,647.7

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to operating activities	$—	$(46.0)	$4.0	$(46.0)	$(9.6)	$(97.6)
Net change in cash due to investing activities	—	(8.0)	(4.3)	6.6	—	(5.7)
Net change in cash due to financing activities	—	37.9	(0.1)	—	—	37.8
Effect of exchange rate changes on cash and cash equivalents	—	(1.8)	—	(8.3)	9.6	(0.5)
Net change in cash and cash equivalents	—	(17.9)	(0.4)	(47.7)	—	(66.0)
Cash and cash equivalents at beginning of the period	—	64.8	3.8	100.8	—	169.4
Cash and cash equivalents at end of the period	$—	$46.9	$3.4	$53.1	$—	$103.4

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Statement of Operations for the three months ended September 30, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$15.8	$126.9	$200.3	$(1.2)	$341.8
Product, distribution and editorial expenses	—	32.8	41.3	87.9	(1.2)	160.8
Promotion, marketing and administrative expenses	—	27.6	67.5	130.2	—	225.3
Impairment of assets		3.0	26.4	11.7	—	41.1
Other operating items, net	—	4.3	(1.9)	(2.8)	—	(0.4)
Operating loss	—	(51.9)	(6.4)	(26.7)	—	(85.0)

Interest expense	—	14.4	—	0.1	—	14.5
Gain on deconsolidation of subsidiary	—	(1.0)	—	—	—	(1.0)
Other (income) expense, net	—	(14.8)	5.5	7.7	—	(1.6)
Loss (income) from equity investment	86.8	39.7	(0.2)	—	(126.3)	—
Loss before income taxes and discontinued operations	(86.8)	(90.2)	(11.7)	(34.5)	126.3	(96.9)

Income tax (benefit) expense	—	(3.4)	(6.8)	0.8	—	(9.4)
Loss from continuing operations before discontinued operations	(86.8)	(86.8)	(4.9)	(35.3)	126.3	(87.5)

Income from discontinued operations, net of taxes	—	—	—	0.7	—	0.7
Net loss	$(86.8)	$(86.8)	$(4.9)	$(34.6)	$126.3	$(86.8)

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Statement of Operations for the period February 20 to September 30, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$42.0	$375.2	$520.5	$(3.2)	$934.5
Product, distribution and editorial expenses	—	25.2	173.6	221.1	(3.2)	416.7
Promotion, marketing and administrative expenses	—	84.0	168.6	283.7	—	536.3
Impairment of assets	—	3.0	26.4	11.7	—	41.1
Other operating items, net	—	19.8	2.6	10.5	—	32.9
Operating (loss) income	—	(90.0)	4.0	(6.5)	—	(92.5)

Interest expense	—	39.0	—	0.9	—	39.9
Gain on deconsolidation of subsidiary	—	(2.4)	—	—	—	(2.4)
Other (income) expense, net	—	(8.7)	(0.4)	7.9	—	(1.2)
Loss (income) from equity investment	88.1	(25.7)	—	—	(62.4)	—
(Loss) income before income taxes and discontinued operations	(88.1)	(92.2)	4.4	(15.3)	62.4	(128.8)

Income tax (benefit) expense	—	(4.0)	(37.8)	2.2	—	(39.6)
(Loss) income from continuing operations before discontinued operations	(88.1)	(88.2)	42.2	(17.5)	62.4	(89.2)

Income (loss) from discontinued operations, net of taxes	—	0.1	(0.3)	1.3	—	1.1
Net (loss) income	$(88.1)	$(88.1)	$41.9	$(16.2)	$62.4	$(88.1)

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

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Condensed Statement of Cash Flows for the period February 20 to September 30, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$(64.0)	$(21.1)	$25.7	$(1.6)	$(61.0)
Net change in cash due to discontinued operating activities	—	0.1	(1.5)	(4.4)	—	(5.8)
Net change in cash due to operating activities	—	(63.9)	(22.6)	21.3	(1.6)	(66.8)
Net change in cash due to investing activities	—	(17.6)	21.5	(1.5)	—	2.4
Net change in cash due to financing activities	—	(57.5)	—	—	—	(57.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.6	1.6	2.2
Net change in cash and cash equivalents	—	(139.0)	(1.1)	20.4	—	(119.7)
Cash and cash equivalents at beginning of the period	—	177.1	4.9	87.6	—	269.6
Cash and cash equivalents at end of the period	$—	$38.1	$3.8	$108.0	$—	$149.9

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Condensed Statement of Cash Flows for the period January 1 to February 19, 2010  (Predecessor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$(23.5)	$(9.6)	$9.5	$8.0	$(15.6)
Net change in cash due to discontinued operating activities	—	3.4	(2.1)	4.5	—	5.8
Net change in cash due to operating activities	—	(20.1)	(11.7)	14.0	8.0	(9.8)
Net change in cash due to investing activities	—	(1.6)	9.8	(16.9)	—	(8.7)
Net change in cash due to financing activities	—	(9.5)	—	—	—	(9.5)
Effect of exchange rate changes on cash and cash equivalents	—	3.1	—	5.1	(8.0)	0.2
Net change in cash and cash equivalents	—	(28.1)	(1.9)	2.2	—	(27.8)
Cash and cash equivalents at beginning of the period	—	205.1	6.9	85.4	—	297.4
Cash and cash equivalents at end of the period	$—	$177.0	$5.0	$87.6	$—	$269.6

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Note 19                  Subsequent Events

On October 28, 2011, the Company completed the sale of Every Day with Rachael Ray, a magazine title within our North America reportable segment, to Meredith Corporation.  In addition, certain of the Company’s employees were transferred to Meredith Corporation.  The net carrying value of the title was less than zero as of September 30, 2011.

In October 2011, the Company announced that it initiated a process to explore a possible sale of Allrecipes, in order to accelerate focus on our core businesses.  We expect that the sale will take place within the next twelve months.  At September 30, 2011, our carrying value of Allrecipes included total assets of $90.8, consisting of $7.9 in current assets and $82.9 in noncurrent assets.  Excluding intercompany payables, our carrying value at September 30, 2011 of Allrecipes included total liabilities of $13.3, consisting of $5.3 in current liabilities and $8.0 in noncurrent liabilities.

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

Any references in MD&A to “we,” “us,” “RDA,” “the Company” and “our” generally refer to RDA Holding Co. and its subsidiaries.

As discussed in Note 2, Reorganization and Emergence from Chapter 11, in the Notes to our September 30, 2011 Consolidated Financial Statements, we emerged from chapter 11 bankruptcy protection on February 19, 2010, and adopted fresh start accounting in accordance with Accounting Standards Codification (“ASC”), Topic 852, Reorganizations.  In accordance with generally accepted accounting principles in the United States, we were considered a new company upon our emergence from bankruptcy, with the periods prior to February 19, 2010 representing the predecessor company (“Predecessor Company”) and the periods after February 19, 2010 representing the successor company (“Successor Company”).  The periods subsequent to February 20, 2010 include the impact of the application of fresh start accounting upon our emergence from bankruptcy.  Accordingly, our consolidated financial statements on February 19, 2010 and subsequent periods are not comparable, in various material respects, to our consolidated financial statements prior to that date.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this MD&A and in future oral and written statements that we make, may be “forward-looking statements.”  These statements reflect our beliefs and expectations as to future events and trends affecting our business, consolidated financial condition and results of operations and discuss, among other things, anticipated future performance and future business plans.  Forward-looking statements are identified by such words and phrases as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other similar expressions, or by discussion of trends and conditions, strategy or risks and uncertainties.

Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control or ability to predict with accuracy and some of which we might not even anticipate, because they relate to events and depend on circumstances that may or may not occur in the future.  These could cause actual results to differ materially from our forward-looking statements.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that our expectations will be achieved.  In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements, those results or developments may not be indicative of results or developments in subsequent periods.  Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this MD&A and in the “Business” and “Risk Factors” sections contained in our Registration Statement on Form S-4 and the related prospectus, as declared effective on February 11, 2011 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, filed with the Securities and Exchange Commission, and include the following:

•      our degree of leverage and concerns about our financial condition;

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

•      significant financial restrictions placed on us by the Indenture governing our Senior Secured Notes and the agreements governing our Senior Credit Facility and the New Credit Facilities (each as defined below);

•      lack of comparable financial data due to the restructuring of our business or the adoption of fresh start accounting;

•      the impact of the changes to our Board of Directors (“Board”) and senior management;

•      the post-emergence impact of the bankruptcy proceedings on our operations, including the impact on our ability to negotiate favorable terms with suppliers, customers, counterparties and others;

•      the application of tax laws resulting from our chapter 11 proceedings, which will have an adverse effect on our future cash tax obligations; and

•      the risk factors set forth under the section titled “Risk Factors” in our Form S-4.

Any forward-looking statements that we make speak only as of the dates of such statements.  We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether because of new information, future events or otherwise, except as otherwise required by law.  Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Overview

We are a global, multi-platform media and direct marketing company that educates, entertains and connects audiences around the world.  We are dedicated to providing our customers with inspiration, ideas and tools that simplify and enrich their lives.  We have two lines of business: branded communities and direct marketing.  Our branded communities businesses consist of our North America operations that feature our three primary master brands, Reader’s Digest, Taste of Home and The Family Handyman, which we collectively refer to as our “Master Brands”.  Our branded content, products and services feature food, health, financial, travel, family, home & garden and humor & entertainment content.  Our direct marketing businesses consist of our Europe, Asia, Pacific & Latin America and certain U.S. operations that are designed to leverage our marketing, database and curation skills along with our global reach to build ongoing relationships with our customers by offering them selected branded and third party products and services that align with their interests.  We sell our products in 79 countries, market 27 brands, have 82 branded websites and publish 86 magazines.

We generate revenue from non-magazine products (including single and series print and digital book sales, music, video and DVD products), magazine-related products (including subscription revenue, advertising revenue and newsstand revenue) and non-published products and services (including vitamins and related health products, jewelry, merchandise, wine, tours, mailing list rentals and royalty and license agreements).  Our branded communities generate revenue primarily through magazine subscriptions, newsstand and advertising revenue and, to a lesser extent from the sale of print and digital books, music and other home entertainment products.  Our promotions to customers in our branded communities businesses are based on specific customer interests.  Our direct marketing businesses generate revenue primarily through the sale of print and digital books, home entertainment and non-published products and services, along with magazine subscriptions and advertising.  Our promotions to customers in our direct marketing businesses are centered on direct response mechanisms, which include both sweepstakes and targeted promotions based on customers’ interests in our international markets.

We typically generate our strongest revenue in the fourth calendar quarter due to consumer purchases during the holiday season.  Summer and fall are the most active promotional periods in our North America segment for our magazine and books and home entertainment businesses, in part due to the significant percentage of our revenue that results from holiday seasonal gifts.  These periods of increased promotions have a significant impact on our profitability during such periods.  Our Europe and APLA segments are also seasonal, with fluctuations in profits as a result of the timing of customer acquisition mailings (generally made in the first and third quarters, depressing profits in those quarters as a result), and revenue tends to be strongest in the fourth quarter due to holiday consumer purchases.

For the nine months ended September 30, 2011, excluding intercompany eliminations and fair value adjustments, the combined sales of books, music, other home entertainment products and other products contributed 58.9% of total revenue, while magazine subscriptions, newsstand sales and advertising contributed 41.1% of total revenue.

During the three months ended September 30, 2011, we modified our segment structure, as discussed further in the “Reportable segments” section below.  We have six reportable segments which operate our branded communities and direct marketing businesses: North America, Europe, Asia Pacific and Latin America (“APLA”), Lifestyle & Entertainment Direct (“LED”), Allrecipes and Other.  Our North America, Allrecipes and Other segments operate our branded communities businesses, while our Europe, APLA and LED segments operate our direct marketing businesses.  Total revenue for the nine months ended September 30, 2011 was $1,092.4, of which the North America, Europe, APLA, LED and Allrecipes segments contributed 40.9%, 35.4%, 16.0%, 5.0% and 1.6% respectively, excluding intercompany eliminations and fair value adjustments.  Our Other segment represented the remaining 1.1%.

We are committed to maximizing shareholder value and stabilizing our business.  Our strategy is to refocus our efforts on our core businesses.  As we move forward in this direction, we are focusing our resources toward building and enhancing our Master Brands.  These are the more substantial, owned and operated brands, such as Reader’s Digest, Taste of Home and The Family Handyman, that have the greatest potential to grow across multiple platforms and through new revenue streams such as partnerships and licensing in markets around the world, in both our published and non-published businesses.  In tandem, we are evaluating exiting or disposing of businesses which are not strategic and/or profitable and rationalizing our cost structure and operating leverage to match planned levels of cash flows and operating efficiencies.  In line with this strategy, we completed the sale of the Every Day with Rachael Ray magazine at the end of October and recently announced the initiation of a sale process for Allrecipes.

We expect to realize some benefits from these initiatives during the fourth quarter of 2011 and throughout 2012.  Notwithstanding these initiatives, in recent periods our business continued to face a number of challenges, including softness in our international markets and LED segment, which have had an adverse impact on our results of operations.  We expect some of these conditions, many of which are outside of our control, to continue for the remainder of the year, and possibly into 2012.  While we continue to have confidence in our overall strategy and intend to work vigorously on addressing the challenges in our business, we cannot be certain that we will be able to fully realize all of the benefits of our operational and strategic initiatives or that, even if realized, those benefits will be sufficient to fully offset the impact of a weaker business environment and global economic conditions on our business.  Refer to “Liquidity and Capital Resources” below for further information.

September 2011 Change in Senior Management

On September 12, 2011, our Board appointed Robert Guth as President and Chief Executive Officer of the Company (“CEO”), effective the same date.  Mr. Guth is also a member of the Board.  Further, effective September 12, 2011, Thomas Williams agreed to resign as President and CEO, as well as a director, of the Company.

Under the terms of Mr. Williams’ Employment Agreement, dated as of July 20, 2011 (“Williams Agreement”), as amended by a letter agreement entered into on September 12, 2011, as a result of the termination of his employment, Mr. Williams has received, or will receive, among other things, (i) a severance payment equal to $0.5, to be paid in equal installments during the period beginning on September 12, 2011 and ending on March 15, 2012; and (ii) reimbursement for attorney’s fees up to a maximum of fifteen thousand dollars, in lieu of certain other benefits he would have been entitled to receive under the Williams Agreement and in consideration for certain other modifications to the Williams Agreement.

New Credit Facilities

On August 12, 2011, the Company entered into a new $45.0 secured term loan (“Secured Term Loan”), along with a new $10.0 unsecured term loan (“Unsecured Term Loan” and, together with the Secured Term Loan, “New Credit Facilities”), which provided for $55.0 of incremental debt financing.  Refer to “Liquidity and Capital Resources — Sufficiency of capital resources” below for further information.

April 2011 Board Change and Related Matters

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

On April 24, 2011, the Company, acting at the direction of the Board and Mary G. Berner, the President and CEO of the Company, entered into a separation agreement whereby Ms. Berner agreed to step down as President and CEO effective April 25, 2011 (“Berner Agreement”).  Ms. Berner also agreed to resign as a director, effective the same date.  Also, as of April 25, 2011, the Board appointed Thomas Williams, the Company’s then Senior Vice President and Chief Financial Officer, to serve as President and CEO.  Mr. Williams was elected to the Board on May 2, 2011 through action by written consent of holders of a majority of the Company’s outstanding common stock.  See “September 2011 Change in Senior Management,” above.

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

The Berner Agreement implemented the provisions of Ms. Berner’s Third Amended and Restated Employment Agreement, dated as of May 26, 2010, applicable to the termination of her employment by mutual consent of the parties.  Under the Berner Agreement, Ms. Berner has received or will receive, among other things, (i) a severance payment of $3.3, equal to three times her annual base salary, and (ii) access to, and reimbursement for, certain health and welfare benefit costs and expenses for 25 months following her departure.

The Board Change and related change in senior management were significant events for the Company.  While we resolved the event of default under the Senior Credit Facility created by the Board Change, in certain respects the amendment to the Senior Credit Facility placed further restrictions on our ability to take certain actions, such as paying dividends, repurchasing our common stock, and prepaying other debt.  We also were required to fund the various unanticipated cash expenses arising as a result of the Board Change and related senior management change, including funding the severance costs associated with Ms. Berner’s separation from the Company and costs associated with the accelerated vesting of RSUs and options under the 2010 Plan, as well as the legal and other professional fees incurred in connection with these events.  We funded these events and our general working capital requirements, as well as anticipated capital requirements, in part through borrowings under the New Credit Facilities and Senior Credit Facility.  Refer to the “Management Overview” and “Liquidity and Capital Resources” discussions below for further information.

Emergence from Chapter 11

As discussed in Note 2, Reorganization and Emergence from Chapter 11, in the Notes to our September 30, 2011 Consolidated Financial Statements, on August 24, 2009, we and substantially all of our United States subsidiaries (together, the “Debtors”), filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The chapter 11 Cases were jointly administered under the caption In re: The Reader’s Digest Association, Inc., et al., Case No. 09-23529 (“chapter 11 Cases”).  The filing was made to allow the Debtors to implement a restructuring pursuant to a pre-negotiated plan of reorganization aimed at improving the Company’s capital structure while leaving our operations largely intact.  In our chapter 11 proceedings, the Debtors continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  On January 19, 2010, the court confirmed our Third Amended Proposed Joint Chapter 11 Plan of Reorganization and we emerged from bankruptcy on February 19, 2010.  Except with respect to any late filed claims, the claims resolution process is complete, and we expect the chapter 11 Cases to be closed in the fourth quarter of 2011.

Reportable segments

Driven by changes in the alignment of our management team and the manner in which our chief operating decision maker reviews the business, we modified our reporting structure during the three months ended September 30, 2011.  Our CEO acts as our chief operating decision maker.  This change realigned our United States and Canada operations to gain further efficiencies and formed a North America operating segment.  In addition, our Allrecipes business was moved out of the previously reported United States segment, reporting directly to our chief operating decision maker.

Our businesses are now structured into the following six reportable segments: North America, Europe, Asia Pacific & Latin America (“APLA”), Lifestyle & Entertainment Direct (“LED”), Allrecipes and Other (Weekly Reader) segments.  We recast our reportable segment results for previous periods to conform with the changes to our reportable segments.  Refer to Note 17, Segments, in the Notes to our September 30, 2011 Consolidated Financial Statements for further information.

North America

This segment comprises our operations in the United States and Canada that publish and market various magazines, books and home entertainment products.  We are focusing on our Master Brands, which include Reader’s Digest, Taste of Home and The Family Handyman.  The businesses in this segment are structured around a branded community model that focuses on a multi-platform community of customers with like interests.  This community strategy allows us to promote our products, and our advertiser’s products, through multiple channels to a focused audience at an effective cost.  Resources in the North America segment are shared across our branded communities with centralized marketing and promotional efforts.  Growth opportunities in this segment include distributing and monetizing content across traditional and digital platforms.  They also include generating revenue through integrated advertising opportunities; better leveraging of special issue publications and smaller brand titles; and creating new revenue streams through innovative licensing and partnership agreements, such as the Humana partnership, entered into earlier this year.

Europe and Asia Pacific & Latin America

These segments include our direct marketing businesses operating outside of North America, that leverage our marketing, database and curation skills, along with our global reach, to build ongoing relationships with our customers by offering them selected branded and third party products and services that align with their interests.  These segments market products and services that address lifestyle needs across multiple communities including seniors, health, cooking, gardening, travel, and hints and tips, among others.  These markets are managed by region.  Our most significant markets by revenue are Germany, Australia, Russia and Central Europe.  In contrast to our North America segment which principally relies on magazine revenue, our Europe and APLA segments derive a significant amount of their revenue from non-magazine sales, including the sale of books, entertainment, merchandise and financial services products sold through catalog, continuity and single product offerings across multiple marketing channels including direct mail, digital, telemarketing, free standing inserts, package inserts, door drops and direct response television campaigns.  Growth initiatives include diversifying beyond publishing to offer an expanded portfolio of products and services across targeted markets, growing digitally via sweepstakes, building out our business-to-business offerings and accelerating growth in our BRIC (Brazil, Russia, India, China) countries.

Lifestyle & Entertainment Direct

Our LED segment typically generates revenue through direct response television campaigns and retail channels.  Historically, revenue has been generated through the licensed promotions of music and video products.  The business has diversified its offerings and channels.  We are growing our distribution in the retail channel, through the acquisition of new content and the addition of new products lines, including actively expanding into household and wellness product lines.  Results are largely driven by the demand for our products and the customer response to promotional efforts.

Allrecipes

The Allrecipes global, multiplatform brand provides insight into the kitchens and cooking passions of home cooks throughout the world, with websites, mobile apps and eBooks serving cooks in multiple countries and languages.  Our primary revenue source in this segment is digital advertising, along with incremental revenue generated from licensing and digital consumer products.  Growth initiatives include expansion of our international websites, video and mobile advertising, along with paid memberships.

Other

Other is comprised of the results related to our Weekly Reader business.  Weekly Reader Publishing Group publishes classroom periodicals and other supplementary educational materials.

Intercompany Eliminations, Corporate Unallocated Expenses and Other

We present our segment revenue and operating (losses) profits consistently with how we manage our operations and how our chief operating decision maker reviews our results.  Revenue and expenses attributable to intercompany transactions are included in the results of our reportable segments.  However, we separately report corporate unallocated expenses, which cover expenses that are not directly attributable to business unit performance.  Corporate unallocated expenses include the cost of corporate governance and other corporate-related expenses, as well as certain income and expenses associated with our U.S. pension plans and retiree healthcare benefits and stock and executive compensation programs that are not allocated to our reportable segments.  Our segments include employee bonus expense, assuming we have met and earned 100% of our targeted bonus to show our segments on a consistent basis.  Any adjustments to the actual payouts and expected funding targets are recorded as an increase or decrease to corporate unallocated expenses.  Similarly, we separately report the effects of goodwill and other intangible asset impairment charges, certain fair value adjustments related to emergence from bankruptcy and other operating items, net, because our chief operating decision maker does not consider these items when assessing business unit performance.

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

Reportable segment financial information for the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Successor Company
	Three months ended September 30,
	2011	2010

Revenue
North America	$138.0	$143.4
Europe	136.0	120.9
Asia Pacific & Latin America	65.2	59.9
Lifestyle & Entertainment Direct	18.2	30.9
Allrecipes	6.7	6.1
Other	2.8	3.7
Subtotal	366.9	364.9
Intercompany eliminations	(2.2)	(1.2)
Fair value adjustments (a)	(7.7)	(21.9)
Total revenue	$357.0	$341.8

Operating (loss) income
North America	$(5.2)	$2.9
Europe	(4.8)	(8.9)
Asia Pacific & Latin America	3.5	(1.6)
Lifestyle & Entertainment Direct	(5.1)	(1.1)
Allrecipes	0.1	(0.1)
Other	(1.4)	(0.9)
Subtotal	(12.9)	(9.7)
Corporate unallocated	(25.1)	(22.1)
Fair value adjustments (a)	(3.9)	(12.5)
Impairment of assets	(11.2)	(41.1)
Other operating items, net (b)	(10.5)	0.4
Operating loss	(63.6)	(85.0)
Interest expense	15.2	14.5
Gain on deconsolidation of subsidiary	—	(1.0)
Other income, net	(2.3)	(1.6)
Income tax expense (benefit)	0.3	(9.4)
Income from discontinued operations, net of taxes	—	0.7
Net loss	$(76.8)	$(86.8)

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

Revenue

Revenue for the three months ended September 30, 2011 increased $15.2 to $357.0, as compared to $341.8 for the three months ended September 30, 2010.  Our revenue included the amortization of fair value adjustments which reduced our unearned revenue recorded at our emergence from bankruptcy on February 19, 2010 as a result of fresh start accounting.  The amortization of fair value adjustments to unearned revenue reduced revenue by $7.7 for the three months ended September 30, 2011 and $21.9 for the three months ended September 30, 2010.

Excluding the positive effect of foreign currency translation of $18.0, and fair value adjustments, revenue for the three months ended September 30, 2011 decreased $17.0, or 4.7%, as compared to the three months ended September 30, 2010.  Our revenue decline was principally due to a decrease in sales in our LED segment due to continued adverse conditions on our DRTV promotion efforts and market maturity of its main fitness product; declining advertising on the Every Day with Rachael Ray title and certain other magazine titles; and declining renewals across several of our magazine titles in the North America segment.  This was offset, in part, by increased book revenue in our North America segment due to a timing shift from earlier in the year and increased offerings, as well as targeted promotion efforts in our major markets in Europe and our Humana partnership, entered into earlier this year.

Product, Distribution and Editorial expenses

Product, distribution and editorial expenses for the three months ended September 30, 2011 increased $5.9 to $166.7, as compared to $160.8 for the three months ended September 30, 2010.  Excluding the negative effect of foreign currency translation of $7.9, product, distribution and editorial expenses for the three months ended September 30, 2011 decreased $2.0, or 1.2%, as compared to the three months ended September 30, 2010.  The decrease in our product, distribution and editorial expenses was largely driven by sales volume declines.

Promotion, Marketing and Administrative Expenses

Promotion, marketing and administrative expenses for the three months ended September 30, 2011 increased $6.9 to $232.2, as compared to $225.3 for the three months ended September 30, 2010.  Excluding the negative effect of foreign currency translation of $12.0, promotion, marketing and administrative expenses for the three months ended September 30, 2011 decreased $5.1, or 2.3%, as compared to the three months ended September 30, 2010.  Our promotion, marketing and administrative expenses decreased as a result of cost reduction initiatives across many of our regions, driven by the centralization of certain operation functions and headcount reduction efforts.  Our promotion, marketing and administrative expenses also declined, reflective of our previous efforts to accelerate timing of campaign mailings during the first quarter of 2011 and lower promotion spending in LED, due to lower sales volume.

Operating (Loss) Profit

Operating loss for the three months ended September 30, 2011 decreased $21.4 to $63.6, as compared to $85.0 for the three months ended September 30, 2010.

During the three months ended September 30, 2011, we recorded an impairment charge of $11.2, related to goodwill and other intangible assets.  This impairment was the conclusion of our second quarter impairment analysis across our Europe and APLA segments and a third quarter impairment of tradenames in Canada.  Refer to Note 3, Impairment of Assets, in the Notes to our September 30, 2011 Consolidated Financial Statements for further information.

Operating loss for our reportable segments for the three months ended September 30, 2011 increased $3.2 to $12.9, as compared to $9.7 for the three months ended September 30, 2010.  Excluding the negative effect of foreign currency translation of $0.9, segment operating loss for the three months ended September 30, 2011 increased $2.3, or 23.7%, as compared to the three months ended September 30, 2010.  The operating profit decrease was the result of declining revenues, as described above.  This was offset, in part, by cost reductions from the consolidation of certain functions across several of our major regions.

Corporate unallocated for the three months ended September 30, 2011 increased $3.0, or 13.6%, to $25.1, as compared to $22.1 for the three months ended September 30, 2010.  The increase was primarily due to corporate non-operating reserves and a credit for a sales tax settlement in the prior year, partially offset by a reduction in our current year bonus accrual to levels consistent with our 2011 expected results and a decrease in depreciation and occupancy costs associated with the facilities we exited in 2010.

Other operating items, net for the three months ended September 30, 2011 increased $10.9 to an expense of $10.5, as compared to income of $0.4 for the three months ended September 30, 2010.  The expense in the three months ended September 30, 2011 was primarily due to restructuring actions as part of our ongoing cost reduction initiatives, along with professional fees related to business redesign and process optimization projects.  The income in the three months ended September 30, 2010 was primarily driven by a favorable adjustment on prior estimates for restructuring charges related to our global initiative to reduce headcount and overhead expenses, and gains on the disposal of assets, including our Country Store product line, offset by various professional fees related to our chapter 11 reorganization.

Interest Expense

Interest expense for the three months ended September 30, 2011 increased $0.7, or 4.8%, to $15.2, as compared to $14.5 for the three months ended September 30, 2010, and included the amortization of deferred financing fees and bond discount of $0.9 and $1.1, respectively.  The increased interest expense is primarily driven by the borrowings under the New Credit Facilities and our existing Senior Credit Facility.  See Note 11, Debt, in the Notes to our September 30, 2011 Consolidated Financial Statements for further information.

Income Taxes

Income tax expense for the three months ended September 30, 2011 increased $9.7, to $0.3, as compared to a benefit of $9.4 for the three months ended September 30, 2010.  The income tax expense for the three months ended September 30, 2011 was driven by the Company’s jurisdictional earnings mix of foreign earnings at a low tax rate and domestic losses at a high tax rate, as well as the impairment in the quarter of non-deductible goodwill and identified intangible assets previously recorded in fresh start accounting. The income tax expense recorded in the three months ended September 30, 2011 reflects the limitation under ASC 740, Tax Provisions (“ASC 740”), that the income tax benefit for the year to date loss can not be greater than the anticipated full year tax benefit.  The increase in the income tax expense primarily relates to the limitation on recognizing a tax benefit in excess of the full year projected tax benefit, as discussed above.  The income tax benefit recorded in the three months ended September 30, 2010 also reflects a discrete tax benefit for the refund of alternative minimum taxes, due to a carryback of net operating loss for which a valuation allowance had previously been established, and an expense for a write off of a receivable that was deemed unrecoverable.

Results of Operations: Reportable Segments

North America

Revenue in our North America segment for the three months ended September 30, 2011 decreased $5.4, or 3.8%, to $138.0, as compared to $143.4 for the three months ended September 30, 2010.  Excluding the positive effect of foreign currency translation of $1.1, revenue for the three months ended September 30, 2011 decreased $6.5, or 4.5%, as compared to the three months ended September 30, 2010.  This decrease was primarily due to declining advertising for the Every Day with Rachael Ray and Canada magazine titles, declining renewals across several of our United States magazine titles and a lower active customer base purchasing our Canada non magazine products, along with lower response rates on our promotions due to our mailings being delayed by a postal strike in Canada.  This was partially offset by a timing shift from earlier in the year to the third quarter on certain Reader’s Digest retail and direct mail book sales, increased sales on certain of our Taste of Home cookbooks and revenue on our Humana partnership, entered into earlier this year.

Operating results in our North America segment for the three months ended September 30, 2011 decreased $8.1 to an operating loss of $5.2, as compared to an operating profit of $2.9 for the three months ended September 30, 2010.  The effect of foreign currency during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was minimal.  The negative operating profit trend was primarily driven by the revenue declines detailed above and was offset, in part, by our Humana partnership, entered into earlier this year.

Europe

Revenue in our Europe segment for the three months ended September 30, 2011 increased $15.1, or 12.5%, to $136.0, as compared to $120.9 for the three months ended September 30, 2010.  Excluding the positive effect of foreign currency translation of $11.1, revenue for the three months ended September 30, 2011 increased $4.0, or 3.3%, as compared to the three months ended September 30, 2010.  This increase was largely due to additional mailing activity and favorable timing, most notably in the German region and Central Europe.

Operating loss in our Europe segment for the three months ended September 30, 2011 decreased $4.1, or 46.1%, to $4.8, as compared to $8.9 for the three months ended September 30, 2010.  Excluding the negative effect of foreign currency translation of $1.0, operating loss for the three months ended September 30, 2011 decreased $5.1, or 57.3%, as compared to the three months ended September 30, 2010.  This improvement was primarily due to the above revenue increases, together with the timing of having moved certain promotional investments to the first half of 2011, along with overhead savings.

Asia Pacific & Latin America

Revenue in our APLA segment for the three months ended September 30, 2011 increased $5.3, or 8.8%, to $65.2, as compared to $59.9 for the three months ended September 30, 2010.  Excluding the positive effect of foreign currency translation of $6.0, revenue for the three months ended September 30, 2011 decreased $0.7, or 1.2%, as compared to the three months ended September 30, 2010.  This decrease was primarily driven by declining magazine renewals across most of our markets, a lower active customer base and softer response rates to our promotions, along with the curtailment of the Australia Time Life direct response television business.  This was offset, in part by timing on our single sales in our Latin America markets.

Operating results in our APLA business segment for the three months ended September 30, 2011 increased $5.1, to an operating profit of $3.5, as compared to an operating loss of $1.6 for the three months ended September 30, 2010.  The effect of foreign currency during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was minimal.  The increase in profit was driven by timing and reduction in promotion investments and cost reductions, mainly related to the centralization of operational functions in the region.  This was offset, in part, by declining revenue detailed above.

Lifestyle & Entertainment Direct

Revenue in our LED segment for the three months ended September 30, 2011 decreased $12.7, or 41.1%, to $18.2, as compared to $30.9 for the three months ended September 30, 2010.  The decrease was primarily attributable to a decline in our entertainment products as a result of lower response rates to our promotional efforts, reflecting continued adverse conditions in the DRTV marketplace, along with the decline in sales on our Ab Circle Pro fitness product, which launched in April 2009 and is at the end of its lifecycle.

Operating loss in our LED segment for the three months ended September 30, 2011 increased $4.0 to $5.1, as compared to $1.1 for the three months ended September 30, 2010.  The decline in operating profit was primarily due to the revenue declines detailed above.

Allrecipes

Revenue in our Allrecipes segment for the three months ended September 30, 2011 increased $0.6, or 9.8%, to $6.7, as compared to $6.1 for the three months ended September 30, 2010.  This increase was driven by growth in advertising, with average monthly number of unique visitors across our global websites increasing 41% and page views growing to 13% to 0.8 billion.

Operating results within our Allrecipes segment for the three months ended September 30, 2011 increased $0.2, to an operating profit of $0.1, as compared to an operating loss of $0.1 for the three months ended September 30, 2010.  This increase was driven by the revenue increases described above, offset, in part, by investment in overhead costs to support growth initiatives.

Other

Revenue in our Other reportable segment for the three months ended September 30, 2011 decreased $0.9, or 24.3%, to $2.8, as compared to $3.7 for the three months ended September 30, 2010.  The decrease was primarily attributable to lower response rates on our magazine subscriptions.

Operating loss in our Other reportable segment for the three months ended September 30, 2011 increased $0.5 to $1.4, as compared to $0.9 for the three months ended September 30, 2010.  The increase was principally due to the lower revenue described above.

Reportable segment financial information for the nine months ended September 30, 2011 compared to the periods February 20 to September 30, 2010 and January 1 to February 19, 2010:

	Successor Company		Predecessor Company
	Nine months ended September 30, 2011	February 20 to September 30, 2010	January 1 to February 19, 2010

Revenue
North America	$465.8	$409.2	$86.8
Europe	403.3	325.5	92.4
Asia Pacific & Latin America	182.1	153.0	34.4
Lifestyle & Entertainment Direct	57.1	105.1	36.2
Allrecipes	18.2	15.1	2.8
Other	13.0	12.5	5.7
Subtotal	1,139.5	1,020.4	258.3
Intercompany eliminations	(5.5)	(3.1)	(0.6)
Fair value adjustments (a)	(41.6)	(82.8)	—
Total revenue	$1,092.4	$934.5	$257.7

Operating income (loss)
North America	$35.3	$53.7	$4.9
Europe	(2.7)	28.7	(8.1)
Asia Pacific & Latin America	6.7	9.4	0.2
Lifestyle & Entertainment Direct	(27.4)	6.4	6.1
Allrecipes	(1.9)	0.5	(0.2)
Other	(0.8)	(1.1)	1.9
Subtotal	9.2	97.6	4.8
Corporate unallocated	(80.9)	(70.3)	(15.1)
Fair value adjustments (a)	(26.5)	(45.8)	—
Impairment of assets	(267.9)	(41.1)	—
Other operating items, net (b)	(18.3)	(32.9)	(14.0)
Operating loss	(384.4)	(92.5)	(24.3)
Interest expense	43.3	39.9	8.8
(Gain) loss on deconsolidation of subsidiary	(8.5)	(2.4)	49.7
Other (income) expense, net	(3.2)	(1.2)	9.6
Reorganization items	—	—	(1,906.6)
Income tax (benefit) expense	(17.0)	(39.6)	54.0
Income from discontinued operations, net of taxes	—	1.1	33.4
Net (loss) income	$(399.0)	$(88.1)	$1,793.6

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

Revenue

Revenue was $1,092.4 for the nine months ended September 30, 2011, compared to $934.5 for the period February 20 to September 30, 2010 and $257.7 for the period January 1 to February 19, 2010.  Our revenue included the amortization of fair value adjustments, which reduced our unearned revenue recorded at our emergence from bankruptcy on February 19, 2010 as a result of fresh start accounting.  The amortization of fair value adjustments to unearned revenue reduced revenue by $41.6 for the nine months ended September 30, 2011 and $82.8 for the period February 20 to September 30, 2010.

Our revenue has trended lower, despite being positively impacted by movements in foreign currency rates against the U.S. dollar, principally due to substantially decreased sales in our LED segment due to market maturity of its main fitness product, lower response rates and market softness on our entertainment products and a charge related to accounts receivable in the current year, triggered by our Ab Circle Pro retail distributor entering into bankruptcy; lower response rates and a lower active customer base across many of our markets in Europe and Asia; declined renewals and advertising on certain magazines and book series, together with the decision to close our Country Store Catalog product line and one less issue of our Simple & Delicious title in the North America segment due to timing; and the deconsolidation of RDA UK.  These declines were offset, in part, by special issues on our Reader’s Digest, Country and Reminisce titles, and our Humana partnership, in the North America segment.

Product, Distribution and Editorial expenses

Product, distribution and editorial expenses were $502.1 for the nine months ended September 30, 2011, compared to $416.7 for the period February 20 to September 30, 2010 and $112.9 for the period January 1 to February 19, 2010.  Our product, distribution and editorial expenses trended lower, largely driven by sales volume declines, which included the deconsolidation of RDA UK.

Promotion, Marketing and Administrative Expenses

Promotion, marketing and administrative expenses were $688.5 for the nine months ended September 30, 2011, compared to $536.3 for the period February 20 to September 30, 2010 and $155.1 for the period January 1 to February 19, 2010.  Our promotion, marketing and administrative expenses trended lower as a result of cost reduction initiatives across many of our regions, driven by the centralization of certain operation functions and headcount reduction efforts; together with lower promotion spending in our LED segment, due to product maturity of the Ab Circle Pro, and the deconsolidation of RDA UK.  These savings were offset, in part, by increased agent commissions on certain U.S. magazine titles and increased promotional investments in Europe.

Operating Profit (Loss)

Operating loss was $384.4 for the nine months ended September 30, 2011, compared to $92.5 for the period February 20 to September 30, 2010 and $24.3 for the period January 1 to February 19, 2010.

During the second and third quarters, we determined there were indicators of impairment on certain intangible assets and goodwill.  In the second quarter, this was attributable to lower than expected results and a decline in our most recent financial projections developed during the quarter, along with declines in market comparables since our last annual impairment test.  During the nine months ended September 30, 2011, we recorded an impairment charge of $267.9 related to goodwill, other intangible assets, and property and equipment.  We recorded an impairment charge of $41.1 during the period February 20 to September 30, 2010.  We did not record any impairment charges in the period January 1 to February 19, 2010.  Refer to Note 3, Impairment of Assets, in the Notes to our September 30, 2011 Consolidated Financial Statements for further information.

Operating profit for our reportable segments was $9.2 for the nine months ended September 30, 2011, compared to $97.6 for the period February 20 to September 30, 2010 and $4.8 for the period January 1 to February 19, 2010.  The benefits of foreign exchange movements had a positive impact on our segment results during the nine months ended September 30, 2011.  The negative operating profit trend was the result of declining revenue, as described above, along with increased promotion expenses in the North America segment, together with our plans to increase marketing investment spending and additional mailings (primarily in Europe) during the first quarter, in our efforts to maximize the impact of our promotions.  This was partially offset by headcount reduction initiatives, resulting, in part, from the consolidation of certain functions across several of our major regions.

Corporate unallocated was $80.9 for the nine months ended September 30, 2011, compared to $70.3 for the period February 20 to September 30, 2010 and $15.1 for the period January 1 to February 19, 2010.  Our results were negatively impacted by increased amortization of other intangible assets resulting from the application of fresh start accounting and our emergence from bankruptcy; increased stock-based compensation expense associated with the April 2011 Board Change and new equity awards granted under the 2010 Plan; and severance payments paid pursuant to the Berner Agreement with our former CEO, Mary Berner, and lower U.S. pension income in 2011 due to a revised investment strategy executed in July 2010 and the application of fresh start accounting and our emergence from bankruptcy.  This was partial offset by a reduction in our current year bonus accrual to align with our expected results for 2011, a decrease in depreciation and occupancy costs associated with the facilities we exited in 2010, inventory write-offs and restructuring related bonuses in the prior periods.

Other operating items, net was $18.3 for the nine months ended September 30, 2011, compared to $32.9 for the period February 20 to September 30, 2010 and $14.0 for the period January 1 to February 19, 2010.  The expense in the nine months ended September 30, 2011 was primarily due to restructuring actions as part of our ongoing cost reduction initiatives, along with professional fees related to business redesign and process optimization projects.  The expense in the period February 20 to September 30, 2010 was primarily attributable to severance charges associated with our global initiative to reduce headcount and overheads, along with professional fees associated with our chapter 11 Cases and the application of fresh start accounting incurred after our emergence from bankruptcy.  The expense in the period January 1 to February 19, 2010 was primarily attributable to severance charges associated with headcount reductions in certain of our international locations, primarily France, and professional fees associated with the administration filing of RDA UK.

Interest Expense

Interest expense was $43.3 for the nine months ended September 30, 2011, compared to $39.9 for the period February 20 to September 30, 2010 and $8.8 for the period January 1 to February 19, 2010, and included the amortization of deferred financing fees and bond discount of $3.2, $6.9 and $3.8, respectively.  The interest expense in the nine months ended September 30, 2011 primarily included interest on our Senior Secured Notes, our Secured Term Loan, our Unsecured Term Loan and borrowings under our Senior Credit Facility.  The interest expense in the period February 20 to September 30, 2010 primarily included interest on our Senior Secured Notes.  In the period February 20 to September 30, 2010, we also incurred interest and financing fees related to our exit financing upon our emergence from bankruptcy.  The interest expense in the period January 1 to February 19, 2010 represented interest on our DIP Facility and German Term Loan (as defined in our December 31, 2010 Consolidated Financial Statements).  See Note 11, Debt, in the Notes to our September 30, 2011 Consolidated Financial Statements for further information.

Income Taxes

The impact of income taxes was an income tax benefit of $17.0 for the nine months ended September 30, 2011, compared to an income tax benefit of $39.6 for the period February 20 to September 30, 2010 and an income tax expense of $54.0 for the period January 1 to February 19, 2010.  The income tax benefit for the nine months ended September 30, 2011 was driven by the Company’s jurisdictional earnings mix of foreign earnings at a low tax rate and domestic losses at a high tax rate, as well as the impairment of non-deductible goodwill and identified intangible assets previously recorded in fresh start accounting.  The income tax benefit for the nine months ended September 30, 2011 was further impacted by the establishment of a valuation allowance on certain U.S. tax assets, offset by the reversal of a valuation allowance previously recorded on certain of our state net operating loss carryforwards.  The income tax benefit recorded reflects the limitation under ASC 740 that the tax benefit for the year to date loss can not be greater than the anticipated full year tax benefit.  The income tax benefit for the period February 20 to September 30, 2010 reflects the establishment of a valuation allowance on certain tax assets and the continued tax impact of fresh start accounting.  The income tax expense for the period January 1 to February 19, 2010 is primarily related to the cancellation of indebtedness income, resulting from the Company’s emergence from bankruptcy and the tax impact of fresh start accounting.

Results of Operations: Reportable Segments

North America

Revenue in our North America segment was $465.8 for the nine months ended September 30, 2011, compared to $409.2 for the period February 20 to September 30, 2010 and $86.8 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our North America segment experienced a negative revenue trend.  This negative revenue trend was primarily driven by declining renewals on certain of our food and home magazine titles and our Reader’s Digest titles; declining advertising for the Every Day with Rachael Ray title and Canada magazine titles; a lower active customer base purchasing our Canada non magazine products, along with lower response rates on our promotions due to our mailings being delayed by a postal strike in Canada; the sale of our Country Store Catalog product line in the third quarter of 2010; unfavorable newsstand performance on certain food special issue publications; and one less issue of our Simple & Delicious brand in the current year due to timing.  This was offset, in part, by special issues of our United States Reader’s Digest, Country and Reminisce titles; advertising and licensing revenue on our Humana partnership entered into earlier this year; and advertising revenue through our Haven Home Media 2011 acquisition.

Operating profit in our North America segment was $35.3 for the nine months ended September 30, 2011, compared to $53.7 for the period February 20 to September 30, 2010 and $4.9 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our North America segment experienced a negative operating profit trend.  This negative operating profit trend was primarily driven by lower revenue described above, along with increased agent commissions on certain U.S. magazine titles.  This was partially offset by overhead savings resulting from our headcount reductions in the second half of 2010, largely accomplished through the consolidation of certain functions across North America and advertising and licensing revenue on our Humana partnership entered into earlier this year.

Europe

Revenue in our Europe segment was $403.3 for the nine months ended September 30, 2011, compared to $325.5 for the period February 20 to September 30, 2010 and $92.4 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our Europe segment experienced a negative revenue trend.  This negative revenue trend was largely due to a lower active customer base, together with softer response rates, primarily in our markets in the German region, Central Europe and Russia, along with the deconsolidation of RDA UK.

Operating results in our Europe segment was an operating loss of $2.7 for the nine months ended September 30, 2011, an operating profit of $28.7 for the period February 20 to September 30, 2010 and an operating loss of $8.1 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our Europe segment experienced a negative operating profit trend.  This negative operating profit trend was primarily due to lower revenue described above, coupled with increased promotion spending.  This was partially offset by the RDA UK deconsolidation and overhead cost savings driven by headcount reductions.

Asia Pacific & Latin America

Revenue in our APLA segment was $182.1 for the nine months ended September 30, 2011, compared to $153.0 for the period February 20 to September 30, 2010 and $34.4 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our APLA segment experienced a negative revenue trend.  Revenue was negatively affected by a lower active customer base and softer response rates to our promotions, primarily in our markets in Australia and Asia; lower magazine revenue due to declining subscription renewals; delays in sweepstakes approval, with Brazil deferring campaign launches to later in the year; the curtailment of the Australia Time Life direct response television business; and the elimination of unprofitable products, primarily in Mexico.

Operating profit in our APLA business segment was $6.7 for the nine months ended September 30, 2011, compared to $9.4 for the period February 20 to September 30, 2010 and $0.2 for the period January 1 to February 19, 2010.  Excluding the minimal effect of foreign currency translation, our APLA segment experienced a negative operating profit trend.  This was driven by the impact of the lower sales described above and was offset, in part, by overhead cost reductions, mainly related to the centralization of certain operational functions in the region and lower promotion investments by ceasing certain campaigns.

Lifestyle & Entertainment Direct

Revenue in our LED segment was $57.1 for the nine months ended September 30, 2011, compared to $105.1 for the period February 20 to September 30, 2010 and $36.2 for the period January 1 to February 19, 2010.  The negative revenue trend was primarily attributable to a decline in sales of our Ab Circle Pro fitness product, which launched in April 2009 and is at the end of its life cycle, and a charge related to accounts receivable in the current year, triggered by our Ab Circle Pro retail distributor entering into bankruptcy.  In addition, revenue from our entertainment products decreased as a result of lower response rates to our promotional efforts in line with a continued general softness in the DRTV marketplace.

Operating results in our LED segment was an operating loss of $27.4 for the nine months ended September 30, 2011, compared to an operating profit of $6.4 for the period February 20 to September 30, 2010 and an operating profit of $6.1 for the period January 1 to February 19, 2010.  The negative operating profit trend was primarily due to the revenue declines described above.

Allrecipes

Revenue in our Allrecipes segment was $18.2 for the nine months ended September 30, 2011, compared to $15.1 for the period February 20 to September 30, 2010 and $2.8 for the period January 1 to February 19, 2010.  This positive revenue trend was driven by growth in advertising in our international markets, as well as consumer revenue, offset, in part, by declines in US advertising.  Our average monthly number of unique visitors across our global websites grew 41% and page views grew to 20% to 2.5 billion.

Operating results within our Allrecipes segment was an operating loss of $1.9 for the nine months ended September 30, 2011, compared to operating profit of $0.5 for the period February 20 to September 30, 2010 and an operating loss of $0.2 for the period January 1 to February 19, 2010.  This negative operating profit trend was driven by increased overhead expenses, primarily product development and sales force costs, to support our revenue growth initiatives.

Other

Revenue in our Other reportable segment was $13.0 for the nine months ended September 30, 2011, compared to $12.5 for the period February 20 to September 30, 2010 and $5.7 for the period January 1 to February 19, 2010.  The negative revenue trend was primarily due to lower response rates.

Operating results in our Other reportable segment was an operating loss of $0.8 for the nine months ended September 30, 2011, compared to an operating loss of $1.1 for the period February 20 to September 30, 2010 and an operating profit of $1.9 for the period January 1 to February 19, 2010.  The negative operating profit trend was principally due to lower revenue described above, offset in part by savings in overhead and promotion costs.

Liquidity and Capital Resources

Cash Flows

The consolidated statements of cash flows for the nine months ended September 30, 2011 and the periods February 20 to September 30, 2010 and January 1 to February 19, 2010 is summarized below:

	Successor Company		Predecessor Company
	Nine months ended September 30, 2011	February 20 to September 30, 2010	January 1 to February 19, 2010

Net change in cash due to:
Continuing operating activities	$(97.6)	$(61.0)	$(15.6)
Discontinued operating activities	—	(5.8)	5.8
Operating activities	(97.6)	(66.8)	(9.8)
Investing activities	(5.7)	2.4	(8.7)
Financing activities	37.8	(57.5)	(9.5)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	2.2	0.2
Net change in cash and cash equivalents	(66.0)	(119.7)	(27.8)
Cash and cash equivalents at beginning of period	169.4	269.6	297.4
Cash and cash equivalents at end of period	$103.4	$149.9	$269.6

Overview

At September 30, 2011, we had $103.4 of cash and cash equivalents.  During the nine months ended September 30, 2011, there was a net decrease in cash of $66.0, which was primarily due our current year operating loss, the completion of our common stock share repurchase tender offer of $43.3, payments related to our change of control and our April 2011 Board Change, reorganization and restructuring payments and investments in working capital as a consequence of lower operating cash flows due to reduced business activities, as discussed under our “Results of Operations” section above.  Our current and anticipated capital requirements were funded, in part, by borrowings of $55.0 under our New Credit Facilities in August 2011, as well as net borrowings under our Senior Credit Facility during the second and third quarters.

During the period February 20 to September 30, 2010, there was a net decrease in cash of $119.7, which was primarily the result of payments of pre-petition bankruptcy liabilities; professional fees and other costs directly attributed to our reorganization; coupled with cash on hand used to pay a portion of our exit financing in excess of the proceeds from the Senior Secured Notes; employee bonuses; financing fees attributable to our exit financing, Senior Secured Notes offering and Senior Credit Facility; and capital expenditures.  The overall decrease was offset, in part, by operating cash flows generated by normal business operations, which did not include payments related to our chapter 11 bankruptcy filing, and funds released from escrow after our emergence from bankruptcy.

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

Cash flows from operating activities

Net cash used in operating activities during the nine months ended September 30, 2011 was driven by our current year operating loss, payments related to our April 2011 Board Change and reorganization and restructuring payments, along with investments in working capital, which primarily consisted of an accumulation of inventory in preparation for fulfilling third quarter promotion efforts and anticipated fourth quarter activity (primarily in Europe), prepaid promotion and production costs, and a decrease in accrued expense.  This was offset, in part, by the collection of accounts receivable.

Net cash used by continuing operating activities was $61.0 during the period February 20 to September 30, 2010 and $15.6 during the period January 1 to February 19, 2010.  The increased use of cash during the period February 20 to September 30, 2010 was the result of payments of pre-petition bankruptcy liabilities, professional fees associated with our reorganization, severance related to our global restructurings, retention bonuses tied to our bankruptcy bonus plans, bonuses paid under our annual incentive plans, professional fees associated with the RDA UK deconsolidation, professional fees in preparation of our administration proceedings and payments to vendors due to change of control.  The increased use of cash during the period January 1 to February 19, 2010 included payments of pre-petition liabilities and professional fees associated with our bankruptcy and reorganization.

Cash flows from investing activities

Net cash flows from investing activities was a use of cash of $5.7 during the nine months ended September 30, 2011, primarily due to normal capital expenditures and investments in new enterprise planning and reporting platforms, along with cash outlay for our Haven Home acquisition, partially offset by proceeds from the sale of certain assets.

Net cash flows from investing activities was a source of cash of $2.4 during the period February 20 to September 30, 2010 and a use of cash of $8.7 during the period January 1 to February 19, 2010.  During the period February 20 to September 30, 2010, the release of restricted cash related to the sale of CompassLearning was partially offset by normal capital expenditures.  During the period January 1 to February 19, 2010, cash lost as a result of the deconsolidation of RDA UK and normal capital expenditures were offset, in part, by the portion of proceeds from the sale of CompassLearning, which were not held in escrow.

Cash flows from financing activities

Net cash flows from financing activities was a source of cash of $37.8 during the nine months ended September 30, 2011, primarily due to borrowings under our Secured Term Loan, Unsecured Term Loan and net borrowings under our Senior Credit Facility.  This was offset by cash outlaid for our February 2011 repurchase of common stock and payments related to our Board Change, which were funded, in part, by the net borrowings under our Senior Credit Facility.  Additionally, we expended cash towards financing fees on the New Credit Facilities.  Refer to section “Stock Repurchase and Dividends” below for further information regarding our common stock repurchase.

Net cash used in financing activities was $57.5 during the period February 20 to September 30, 2010.  We repaid the First Lien Term Loan of $150.0 and the Second Lien Term Loan of $300.0; and we purchased the German Term Loan from the lenders for a total of $105.3.  Funds for these transactions were provided by the release from escrow of the $509.3 sale proceeds of the Senior Secured Notes, which were issued at 97% of their face value, and cash on hand.  We also paid financing fees of $11.5, related to our exit financing and the Senior Secured Notes offering.

Net cash used in financing activities was $9.5 during the period January 1 to February 19, 2010.  Sale proceeds from the Senior Secured Notes, $509.3, were closed into escrow.  We paid financing fees of $9.5 related to the Senior Secured Notes offering.

Debt

Our debt facilities at September 30, 2011 included our Senior Secured Notes, Secured Term Loan, Unsecured Term Loan and Senior Credit Facility.  Refer to Note 11, Debt, in the Notes to our September 30, 2011 Consolidated Financial Statements for further information.

A summary of activity for the outstanding debt instruments is as follows:

Successor Company

•                  Senior Secured Notes and Indenture:  At September 30, 2011, $512.0, net of unamortized discount of $13.0, was outstanding under the Senior Secured Notes.  The Senior Secured Notes bear interest at a variable rate, which is reset quarterly, equal to LIBOR (subject to LIBOR floor of 3.0%) plus 6.5%.  The Indenture governing the Senior Secured Notes includes various covenants that, among other things, restrict certain payments by us, restrict our ability to merge with another entity, incur or guarantee debt and sell or transfer assets.  Refer to the “Sufficiency of capital resources” section below regarding compliance with the covenants.

•                  Senior Credit Facility:  In connection with the offering of the Senior Secured Notes, we entered into the Senior Credit Facility.  The Senior Credit Facility provides us with a three year revolving credit facility in an amount of up to $50.0 (with a $25.0 letter of credit sub-facility).  Generally, the revolving loans under the Senior Credit Facility bear interest at LIBOR (subject to a floor of 2.0%) plus 4.0%.  As of September 30, 2011, there were borrowings of $36.0 outstanding and $11.7 of standby letters of credit.  The Senior Credit Facility includes various covenants that, among other things, restrict certain payments by us, including dividends; restrict our ability to merge with another entity; incur or guarantee debt and sell or transfer assets.  These covenants also require us to meet a senior secured leverage ratio test.  Refer to the “Sufficiency of capital resources” section below regarding compliance with the covenants.

•                 Secured Term Loan: On August 12, 2011, the Company entered into a term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (defined therein); and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $45.0 Secured Term Loan.  The Secured Term Loan matures in November 2013 and bears interest at the rate of 7.0% per annum.  The Secured Term Loan is fully and unconditionally guaranteed on a first priority secured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The obligations and guaranty under the Secured Term Loan are secured by a first priority security interest in the same collateral that secures our Senior Credit Facility and Senior Secured Notes.  The Secured Term Loan, the Senior Credit Facility and the Senior Secured Notes rank pari passu with each other under the documentation governing the collateral that secures those facilities and the notes; however, the Secured Term Loan and the Senior Credit Facility constitute “Priority Payment Lien Obligations” under that documentation and enjoy priority (“first out”) treatment with respect to post-default dispositions and realizations of collateral thereunder.  The Secured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales.  In the event of any optional and mandatory prepayments, we will be required to pay a prepayment premium as set forth in the Secured Term Loan.

•                  Unsecured Term Loan: Also on August 12, 2011, the Company entered into an unsecured term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (is defined therein); and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with the $10.0 Unsecured Term Loan.  The Unsecured Term Loan matures in May 2014 and bears interest at the rate of 11.0% per annum.  The Unsecured Term Loan is fully and unconditionally guaranteed, on an unsecured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The Unsecured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales.  In the event of any optional and mandatory prepayments, we will be required to pay a prepayment premium as set forth in the Unsecured Term Loan.

The New Credit Facilities contain substantially the same covenants and limitations as our Senior Credit Facility, including a financial covenant; however, the covenants in the New Credit Facilities are in certain cases more restrictive than those in the Senior Credit Facility.  In addition, the New Credit Facilities limit our ability to modify or amend our Senior Credit Facility, if such modification or amendment is materially adverse to the interests of the lenders under the New Credit Facilities; and the Secured Term Loan restricts our ability to replace or refinance the Senior Credit Facility prior to repaying the Secured Term Loan in full.  We were in compliance at September 30, 2011.

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

Sufficiency of capital resources

Our primary sources of operating cash are revenue from non-magazine products (including single and series book sales, music, video and DVD products), magazine related products (including subscription revenue, advertising revenue and newsstand revenue) and non-published products and services (including vitamins and related health products, jewelry, merchandise, wine, tours, mailing list rentals and royalty and license agreements).  Historically, our sources of cash have also included financing sources, including proceeds from the issuance of the Senior Secured Notes, and borrowings under the Senior Credit Facility and the New Credit Facilities.  Our primary uses of cash are product and promotional costs, administrative expenses, including compensation, services and supplies, and interest and income taxes.

Our operating cash flows may be impacted by, among other things, the following items: (i) the impact of the global financial environment on our customers and the stability of the financial, foreign exchange, equity and credit markets, (ii) the ability or willingness of our vendors to supply products and services to us on favorable terms, (iii) rapid changes in the highly competitive market in which we operate, (iv) the speed with which we manage our cost structure in response to margin compression and (v) customer demand for our products.

Since emerging from Chapter 11 in February 2010, we have experienced operating losses and cash flow deficits in six of seven quarters.  Deteriorating macroeconomic and industry conditions and uncertainty have had a significant negative impact on the demand for our products and, therefore, the cash flows of our businesses.  Most of our revenue is based upon discretionary spending by consumers, which is influenced by customer preferences and general economic conditions.  Customer demand has declined in recent periods due to changing preferences as a result of increased competition from alternative content providers and pricing pressures.  In addition, a longer term trend has been a decrease in revenue from advertising as advertising budgets have scaled back and advertisers have shifted their advertising dollars to more directed platforms, including the internet.  We have initiated various measures to mitigate the impact on our cash flows, including reducing our cost structure by lowering headcount and overhead expenses and expanding our digital presence and products.  Notwithstanding these initiatives, in recent periods our business continued to face a number of challenges, including declines in our active customer base, softness in advertising in several of our publications and in our international markets and a decline in our LED business, which have had an adverse impact on our results of operations.  We expect some of these conditions to continue for the remainder of the year, and into 2012.  Furthermore, the uncertainty of a continuing economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

While we continue to have confidence in our overall strategy and intend to work vigorously on addressing the challenges in our business, we cannot be certain that we will be able to fully realize all of the benefits of our operational and strategic initiatives discussed above or that, even if realized, those benefits will be sufficient to fully offset the impact of a weaker business environment and global economic conditions on our business.  This uncertainty led to our decision to increase our cash position and improve liquidity by utilizing substantially all of our Senior Credit Facility and obtaining $55.0 of incremental debt financing under the New Credit Facilities, as discussed above.

Other factors also impact our cash availability and use.  As of September 30, 2011, $55.0 of our $103.4 in cash and cash equivalents was held by foreign subsidiaries.  At any given time, $45.0 to $50.0 of our global cash is generally unavailable for general corporate use as it is held in various worldwide bank accounts for local needs, such as prefunding payrolls and certain payables, and local working capital needs.  Further, at any given time, we generally have legally or contractually restricted cash of $14.0 to $18.0, required for sweepstakes deposits, cash collateral for credit card transactions and postal deposits.  The tax-related impact of repatriation of cash on hand from our foreign subsidiaries to the United States is not expected to be material.  We are also involved in disputes with the tax authorities in Brazil and Russia, which could result in cash outlays of approximately $14.0, and we face uncertainty over amounts that the Federal Trade Commission may seek in connection with its investigation at our LED segment.  See “Item 1. Legal Proceedings.”

As of September 30, 2011, we were in compliance with all covenants contained in our Senior Credit Facility, the New Credit Facilities and the Indenture.  However, our ability to comply with the covenants in our debt agreements, particularly the financial covenant in our Senior Credit Facility and New Credit Facilities, which requires us to meet a senior secured leverage ratio of 4.00:1 and 3.75:1 for the quarters ended December 31, 2011 and March 31, 2012 (and thereafter), respectively, depends on our results of operations and our operational and strategic initiatives continuing in line with our expectations.  Adverse changes in operating performance, further deterioration in business conditions or an unexpected event could have an adverse impact on our financial performance and could cause us to fail to satisfy the financial covenant.  Our results of operations also may be affected by any of the factors referred to above under “Cautionary Note Regarding Forward Looking Statements.”  If we fail to meet the financial covenant in our Senior Credit Facility and New Credit Facilities, we would have to either seek a waiver from the lenders thereunder or identify another source of working capital funding.

An important factor that has an impact on our ability to obtain financing, and the cost to us of such financing, is our corporate credit ratings.  Our corporate credit ratings and outlooks at September 30, 2011 are summarized below:

Rating Agency	Rating	Outlook
Moody’s	B3	Negative
Standard & Poor’s	CCC+	Negative

In August 2011, Moody’s lowered our rating from B1 with a stable outlook to B3 with a negative outlook, citing earnings performance in the first half of 2011, an increase in total leverage, decreased cash on hand as of June 30, 2011 as compared to December 31, 2010 and the issuance of new debt maturing in 2013 and 2014.

In August 2011, Standard & Poor’s lowered our rating from B with a negative outlook to CCC+ with a negative outlook, citing our weak second-quarter results, our narrow cushion of compliance with financial covenants, vulnerability to economic cyclicality, and its view that our weakened brands and eroding consumer confidence could further reduce liquidity.

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time.  Accordingly, we are not able to predict whether our current credit ratings will remain as disclosed above.  Factors that can affect our credit ratings include, but are not limited to, changes in our operating performance, the economic environment, conditions in the markets and industries in which we operate, our financial position and changes in our business strategy.  Although the impact that these ratings changes will have on our ability to raise new capital, receive other forms of credit extensions or the cost at which the new capital may be negotiated has yet to be seen, it is likely to be more challenging for us to do so.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and anticipated cash flows from operations will be adequate for us to meet our working capital, capital expenditure, debt service and other funding requirements for the next twelve months.  However, our ability to meet these needs, and to comply with the financial covenants in our debt agreements, depends on operating performance and on realizing the expected benefits of our operating and strategic initiatives, which are intended to reduce costs, reduce our debt levels and improve operating results and cash flows.  Furthermore, as noted above, our results of operations are materially impacted by prevailing economic conditions and other factors, some of which are beyond our control.  In light of these challenging circumstances, we are taking further steps to reduce our cash requirements.  These include further restructuring our operations to achieve a sustainable cost structure and reducing debt and related debt service through selected asset sales such as our recently announced intention to sell Allrecipes, the net proceeds of which would be used to repay debt.  We cannot assure you, however, that we will be able to successfully implement these initiatives or that, even if we are able to implement them, these initiatives will be sufficient to fully address our longer-term liquidity needs.

If our cash on hand and cash flows from operations were not sufficient to fully fund our working capital and other liquidity requirements, we would need to obtain funding from other sources.  However, we expect that, as a result of the factors described above, including current economic and market conditions, our current leverage and recent operating results, our current credit ratings, and the fact that our Senior Credit Facility and Secured Term Loan mature in February 2013 and November 2013, respectively, it may be difficult for us to obtain additional debt or equity financing on terms that are acceptable to us, if at all.  Also, our debt agreements contain covenants that limit our ability to incur additional debt, and those lenders may be unwilling to modify or waive those covenants if such modifications or waivers are necessary.  Also, having fully drawn our Senior Credit Facility, we do not have access to additional availability under that facility, and while affiliates of certain of our shareholders provided us with funds under the New Credit Facilities, neither they nor any other shareholders have agreed or are under any obligation to provide us with any further funding.  If we were unable to obtain additional financing, we would need to pursue one or more alternative solutions, such as amending or restructuring our debt or selling additional assets.

Stock Repurchase and Dividends

On February 28, 2011, the Company announced the final results of its share repurchase tender offer, which expired at 11:59 p.m., EST, on February 25, 2011.  The Company purchased 1,494,134 shares of common stock at a price of $29.00 per common share for a total cost of $43.3.  The shares of common stock accepted for purchase pursuant to the tender offer represented approximately 5.4% of the Company’s then outstanding shares of common stock.  The Company funded the repurchase of the shares using available cash.  As of September 30, 2011, the Company had approximately 26.4 million shares of common stock outstanding.  Any further dividends or repurchases in the future will be subject to the discretion of our Board and limitations in the document governing our Senior Secured Notes and Senior Credit Facility.

Collateral requirements

The Senior Secured Notes, the Senior Credit Facility and the Secured Term Loan are secured by a first priority security interest on substantially all of the assets of the Company and the Guarantors, including 100% of the capital stock of the Company and its domestic subsidiaries and 65% of the capital stock of their respective first-tier foreign subsidiaries, in each case subject to certain exceptions set forth in the Indenture and related documentation; however, the Secured Term Loan and the Senior Credit Facility constitute “Priority Payment Lien Obligations” under that documentation and enjoy priority (“first out”) treatment with respect to post-default dispositions and realizations of collateral thereunder.

As of September 30, 2011, excluding intercompany assets, our non-guarantor subsidiaries represented approximately 43.0% of our total assets.  The value of the collateral in the event of liquidation may be materially different from book value.

Significant Accounting Policies

Below is an update to our critical accounting policies, as included in our audited consolidated December 31, 2010 financial statements and accompanying notes.

During the third quarter, we finalized our second quarter interim impairment test for goodwill and other intangible assets for our Europe, APLA and LED reporting units, along with performing a third quarter interim impairment test for Canada.  The second quarter determination to perform an interim impairment analysis was based on certain indicators of impairment for these reporting units, including lower than expected results and a decline in our most recent financial projections developed during the quarter, along with declines in market comparables since our last annual impairment test.

During the three months ended September 30, 2011, we recorded $11.2 as an adjustment to our interim impairment analysis.  During the three months ended June 30, 2011, we recorded an estimated impairment charge of $256.7, related to goodwill, other intangible assets, and property and equipment.  We reported $459.5 of goodwill and $365.0 of other intangible assets, net of accumulated amortization at September 30, 2011.

We estimated the fair value of the Europe, APLA, LED and Canada reporting units based on a combination of the income and market multiple approaches.  Generally, we place a greater significance on the income approach.  Our assumptions used in the impairment test were relatively consistent with those used at the time of our last impairment analysis, which was October 1, 2010.  The discount rate used for our June 30, 2011 interim impairment test was 13.0%.  The near-term growth rates and the perpetual growth rates for our tested reporting units ranged from (43.0%) to (2.1%), and 0% and 1.5%, respectively.  Refer to Note 3, Impairment of Assets, in the Notes to our Unaudited Consolidated September 30, 2011 Financial Statements for further information.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange rate risk

The functional currency for our foreign operations is the local currency.  In the normal course of business, significantly all of the transactions of our foreign operations occur in local currencies.  However, on occasion, certain transactions are conducted in currencies that differ from the local currency.  Our earnings are sensitive to the impact of changes in foreign currency exchange rates on certain identifiable transactions.  We seek to manage this exposure in part through operational means, to the extent possible, by matching functional currency revenue and costs, and matching functional currency assets and liabilities.  Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our consolidated statements of operations along with the underlying transactions.  As of September 30, 2011, our financial instruments consisted of short-term receivables and payables whose carrying value approximated fair value.

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in a variety of claims, lawsuits, investigations and proceedings that arise in the ordinary course of business.

As previously disclosed, on April 19, 2010, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand requesting the production of documents and information, regarding the marketing of the Ab Circle Pro fitness product, to Direct Entertainment Media Group, Inc. (“DEMG”), a subsidiary of The Reader’s Digest Association, Inc., as well as certain third parties involved in the manufacture and promotion of the product.  DEMG provided its initial responses by August 23, 2010 and had not heard from the FTC until June 2011, at which time the FTC indicated it would seek authority to enter into consent negotiations with DEMG regarding the terms of a Consent Order.  On October 5, 2011, the FTC indicated that it had received authority from the Bureau of Consumer Protection to enter into consent negotiations.  The FTC also indicated that its proposed Consent Order would include The Readers Digest Association, Inc. and Direct Holdings Americas, Inc. as parties to the settlement and injunctive relief regulating certain marketing activities in the future, and that it would seek restitution.  We are currently in consent negotiations with the FTC and both parties are working toward reaching a mutually agreeable settlement.  However, if we are unsuccessful in reaching a mutually agreeable settlement with the FTC, the matter will result in litigation.  If litigation results, we intend to vigorously defend our position; however, we cannot predict the outcome or the timing of litigation.  Although the Company believes that the amounts reserved are adequate based on currently available information, the estimation process involves a considerable amount of judgment by management and ultimate amounts could vary materially.  Either a settlement with the FTC or litigation over the matter could have a material impact on our financial condition and liquidity.

On June 2, 2011, the Polish Office for the Protection of Consumers and Competition (“UOKiK”) issued a ruling to initiate a consumer protection proceeding against Reader’s Digest Przeglad Sp. z o.o. (Reader’s Digest Poland, “RDP”).  UOKiK’s ruling claims that RDP’s sweepstakes-based direct mail marketing model makes use of practices which may mislead consumers and/or fail to provide clear and complete information on the details of the distance-selling contracts executed between RDP and the consumers.  RDP has replied to UOKiK’s ruling and appealed directly to the relevant civil court, refuting the factual and legal allegations presented by UOKiK and raising procedural arguments concerning UOKiK’s actions to date.  Under administrative guidelines, UOKiK should issue a decision within 60 days; however this time frame is not binding on UOKiK.  Although no decision has been issued yet, we expect UOKiK to issue a decision by December 31, 2011.  In the decision to be issued at the close of its proceeding, UOKiK may: (i) order RDP to stop or modify the disputed sweeps-based marketing activities, and, (ii) impose a financial penalty.  RDP would be entitled to appeal any UOKiK decision to the consumer protection/competition court, and UOKiK’s decision would not become binding prior to the consumer protection/competition court’s ruling on appeal.  Although we cannot predict the final outcome of this matter, based on the information presently available to us, management does not believe that the ultimate resolution of this investigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the section titled “Risk Factors” in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, as declared effective on February 11, 2011 and such risk factors are incorporated by reference herein.  In addition, see “Part I - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Debt” and “—Liquidity—Sufficiency of Capital Resources” for a discussion of risks related to our capital resources and cash position, and a discussion of our debt agreements and risks associated with compliance with covenants contained therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock by the Company during the quarter ended September 30, 2011.  We made no unregistered sales of our equity securities during the three months ended September 30, 2011.

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

RDA HOLDING CO.

Dated: November 10, 2011	By:	/s/ Robert E. Guth
Robert E. Guth
President and Chief Executive Officer