Form 10-K
period 2011-12-31
RDA Holding Co.
filed 2012-03-29
CIK 1503813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number 001-10434

RDA Holding Co.

(Exact name of Registrant as Specified in Charter)

Delaware	37-1537045
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

750 Third Avenue
New York, New York 10017

(Address of Principal Executive Offices) (Zip Code)

(914) 238-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§203.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 26, 2012, there was no public trading market for the registrant’s common stock.  There were 24,378,151 shares of the registrant’s Class A common stock and 2,063,533 shares of Class B common stock, $0.001 par value per share, outstanding on March 26, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report and in future oral and written statements that we make may be “forward-looking” statements. These statements reflect our beliefs and expectations as to future events and trends affecting our business, consolidated financial condition and results of operations and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other similar expressions, or by discussion of trends and conditions, strategy or risks and uncertainties.

Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control or our ability to predict with accuracy and some of which we might not even anticipate, because they relate to events and depend on circumstances that may or may not occur in the future. These could cause actual results to differ materially from our forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that our expectations will be achieved. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods. Future events and actual results, financial and otherwise, may differ materially from the expectations discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this report in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include:

•                  our degree of leverage and concerns about our financial condition generally;

•                  general economic and market conditions;

•                  increased competition and other factors affecting the media and publishing industries generally;

•                  our ability to anticipate, respond or adapt to trends in what the public finds appealing;

•                  our ability to fulfill our strategy of building our Internet and digital businesses;

•                  the identification, completion or integration of licensing arrangements, partnerships, acquisitions and other significant transactions;

•                  the ability to attract and retain new and younger customers and key personnel;

•                  changes in relationships with, or the financial condition of, key suppliers or vendors;

•                  declines in advertising revenue or in media spending generally;

•                  a failure to maintain circulation levels in a cost-efficient manner;

•                  risks relating to the foreign countries where we transact business;

•                  a material deterioration in foreign exchange rates with respect to the U.S. dollar;

•                  significant financial restrictions placed on us by the agreements governing our debt;

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

•                  the application of tax laws resulting from our chapter 11 proceedings, which will have an adverse effect on our future cash tax obligations; and

•                  the risk factors set forth under the section titled “Risk Factors.”

Any forward-looking statements that we make in this annual report speak only as of the dates of such statements. We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether because of new information, future events or otherwise, except to the extent required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 1.                                                BUSINESS

Our Company

We are a global, multi-brand and multi-platform media and direct marketing company that educates, entertains and connects audiences around the world. We are dedicated to providing our customers with the inspiration, ideas and tools to simplify and enrich their lives. With a database of more than 140 million customers, we produce and sell print and digital magazines, books, music and videos to consumers in 78 countries and 21 languages through multiple channels, such as direct mail (including catalogs), the Internet and retail. Through trusted partners and expert sourcing, we co-brand, market and sell other consumer goods and financial services.

We are global experts in creating/curating content and marketing. We operate our businesses in two divisions: North America and International, and provide content to consumers through multiple media platforms, including print, online, digital download, books and home entertainment products, and social media platforms. Our North American operations feature three Master Brands: Reader’s Digest, Taste of Home and The Family Handyman; and five Enthusiast Brands: Birds and Blooms, Country, Country Woman, Farm & Ranch Living and Reminisce. Our International operations leverage our marketing, database and content curation and creation skills, along with our global reach, to build ongoing relationships with our customers by offering them Reader’s Digest-branded magazines, books, videos and music; specialty publications; and third-party products and services that align with their interests.

We use a customer-centric, affinity-driven business model to build relationships with our customers and engage them around affinities by grouping our product offerings into categories, such as health, cooking, gardening and travel.  We publish 75 magazines worldwide, with a total circulation of approximately 23 million and an estimated global readership of more than 100 million as of December 31, 2011. In addition, for the year-ended December 31, 2011, we sold approximately 30 million books and home entertainment products, including Reader’s Digest Select Editions, general books, series books, recorded music collections and video products. Our global digital platform comprises 62 branded websites. For the year ended December 31, 2011, books, music, videos and non-published products represented 58.0% of our revenue, magazine subscriptions and newsstand sales represented 32.8% of our revenue, and advertising represented 9.2% of our revenue, excluding intercompany eliminations and fair value adjustments. Our global content library provides a high-quality, low-cost source for creating new products and launching into new markets, both in print and digital formats. Our content includes both originally developed and user-generated materials, spanning fiction and non-fiction genres including food, entertaining, health, wellness, home improvement and gardening. Because these genres have a broad appeal and the subject matter of much of our content retains its relevance for an extended period of time, our content can be repurposed and reused for multiple products and in multiple markets.

We are a Delaware corporation, originally incorporated in New York in 1926, then reincorporated in Delaware in 1951. We have three reportable segments which operate our North America and International businesses:

•                  North America

•                  Europe

•                  Asia Pacific & Latin America

Of our total $1,438.2 million net revenue for the year ended December 31, 2011, excluding intercompany eliminations of $7.1 million and fair value adjustments of $48.9 million, our North America segment contributed $679.8 million, our Europe segment contributed $568.8 million and our Asia Pacific & Latin America segment contributed $245.6 million.

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

North America Segment

The North America segment comprises our operations in the United States and Canada that publish and market various print and digital magazines, books and home entertainment products. We are focusing on our Master Brands and our Enthusiast Brands.  The businesses in this segment utilize our content creation, curation and direct marketing expertise. Resources in the North America segment are shared across our brands with centralized marketing and promotional efforts. Growth opportunities in this segment include creating, distributing and monetizing content across traditional and digital platforms; generating revenue through increasing profitable integrated advertising opportunities; and creating significant new revenue streams through innovative partnership agreements, such as our partnerships with Humana and Chartis. In October 2011, consistent with our strategy to focus on our Master Brands, we sold our Every Day with Rachael Ray publication.

For the year ended December 31, 2011, we derived 67.0% of our revenue in this segment from magazines and website circulation,

newsstand sales and advertising; and 33.0% from sales of books, music videos and non-published products, excluding intercompany eliminations and fair value adjustments. For the year ended December 31, 2011, this segment generated revenue and operating income of $679.8 million and $90.1 million, respectively.  In 2010, total digital revenue for Reader’s Digest North America was 4%; in 2011 total digital revenue was 7% and, by the end of 2012, we expect total digital revenue to reach 10%.  Digital revenue includes online sales of all products, subscriptions and memberships; digital ad sales; and downloadable content such as ebooks, apps and digital editions of magazines.

MASTER BRANDS

Reader’s Digest

Reader’s Digest simplifies and enriches consumers’ lives by discovering and expertly selecting the most interesting ideas, stories, experiences and products, and presenting them in simple, objective and optimistic ways across the areas of health, home, family, food, finance and humor. Reader’s Digest content is available in print; online at ReadersDigest.com; via digital download on iPad, Kindle, Kindle Fire, Nook, Sony Reader, Zinio and mobile apps; in books and as music; and on Facebook, Twitter and other social media outlets.

Print. The articles, book excerpts and features included in Reader’s Digest magazine cover a broad range of contemporary issues around the topics of Health, Family, Money, Work, Food and Humor and reflect a focus on the power of individuals to make a difference in their own lives and the lives of others. Collectively, all editions of Reader’s Digest comprise the largest paid-subscription magazine in the world and second largest paid-subscription magazine in the U.S. It is read by more than 25 million people.  The magazine was given a new fresh look in 2012 that unifies its appearance across all print and digital platforms.

Reader’s Digest magazine is published in several editions in the United States, including the flagship English-language edition, Reader’s Digest Large Print for Easier Reading, braille and recorded editions. Total United States magazine paid circulation for Reader’s Digest and Reader’s Digest Large Print for Easier Reading was approximately 6 million as of December 31, 2011, reaching an estimated 27 million readers, as of December 31, 2011.

Capitalizing on the power and authority of the Reader’s Digest brand, Reader’s Digest Special Interest Publications recognize trends and hot topics by providing an opportunistic portfolio of single-subject products on newsstands with digital companion content. These publications provide advice on everything from lifestyle management and the latest fitness trends to self-esteem and important health interests, featuring the flagship Reverse Diabetes Special Interest Publication.

Digital. Readersdigest.com is a leading general interest website that curates content by discovering and selecting the most interesting ideas, stories, experiences and products on health, home, family, money and humor.  The website presents them in simple, objective and optimistic ways to help simplify and enrich customers’ lives. Readersdigest.com serves as a digital extension of Reader’s Digest print and digital magazine editions, allowing readers to dive deeper into stories and topics that capture their interest, and engage directly with other Reader’s Digest readers through interactive polls and discussion boards. In 2012, readersdigest.com was redesigned with an engaging new look that unifies its appearance with the print and other digital platforms.

Reader’s Digest is also establishing a strong digital presence beyond its website. Reader’s Digest is a popular brand in social media, with more than 1 million “likes” on Facebook. Reader’s Digest magazine is one of the best-selling magazines across digital platforms; and a Top 10 iPad magazine app for 2011.

Books and Music. Reader’s Digest Books and Home Entertainment comprises RD Books and Trade Publishing, Reader’s Digest Select Editions and Music. RD Books and Trade Publishing conceives, develops and sells books and products for both children and adults. For adults, it originates and sells books under the Reader’s Digest imprint in many illustrated categories, including health, home, gardening, cooking, humor, history and reference. These books are sold through retail channels, Internet, catalogs and book clubs. Its books, games and other products for children up to age 12, are sold under the Reader’s Digest Children’s Publishing imprint, many of them in partnership with such popular brands as Barbie, Disney, Nickelodeon, Sesame Street, Fisher-Price, Marvel Heroes and Hasbro. In 2012, we introduced a new book, The Digest Diet, a 21-day diet plan.

Reader’s Digest Select Editions is one of America’s longest-running direct-to-consumer book programs. This program serves nearly 214,000 subscribers with a new volume six times a year, containing expertly condensed versions of today’s most popular fiction books.  Select Editions are marketed primarily through direct mail and are also promoted through offerings in Reader’s Digest magazine, as well as e-mail and Internet offers.

Reader’s Digest-branded music collections are released on compact discs and digital downloads throughout the world. These releases span a broad range of musical styles, ranging from classical to pop and from local folk to relaxation music. As of December 31, 2011, our proprietary music collection contained more than 23,000 tracks. The Reader’s Digest music team licenses existing recordings from major record companies and sponsors its own recordings with renowned orchestras and international and local artists, while continuing to grow its music library by acquiring rights to master recordings. The business has digitized a major portion of these selections with nearly 8,000 tracks available as digital downloads through various online providers. It also licenses its selections to third parties for retail sales or movie synchronization. Reader’s Digest is a member of the Recording Industry Association of America in the United States and has been recognized with 51 gold, platinum and multi-platinum awards.

Taste of Home

Taste of Home is a go-to resource for the holidays and anytime of the year for tried and tested, user-generated information on food, cooking and entertaining. Taste of Home, generally published six times a year, caters to readers who are looking for simple every day recipes that can be prepared with affordable, every day ingredients. Read by 16 million people, Taste of Home is the number one food and entertaining magazine in the world.

Taste of Home content is available in print; online at Tasteofhome.com; in books; via digital download on iPad, Kindle and mobile apps; and on social media outlets such as Facebook, Twitter and Pinterest.

Taste of Home magazines, which include the titles Simple & Delicious and Healthy Cooking, have an innovative editorial model that makes extensive use of user-generated content. Taste of Home receives approximately 40,000 recipes and ideas each year, of which 5,000 are tested in the Taste of Home test kitchen and 3,000 are published across Taste of Home print and digital platforms. We draw on 1,000 contributing field editors from across the U.S. and Canada. This results in a flexible and cost-effective editorial model, and the production of a significant volume of evergreen content. Total paid circulation for Taste of Home, including Simple & Delicious and Healthy Cooking is approximately 4.5 million, as of December 31, 2011.

We have a strong web presence at Tasteofhome.com, a leading cooking food website where home cooks gather to share, talk and be inspired about home cooking. Tasteofhome.com provides user-generated, tried and tested recipes, video cooking tips, chat groups and newsletters focused on preparing home-cooked meals for everyday and holidays. The site consistently ranks among the top 20 food websites and Tasteofhome.com received on average 4.8 million unique visitors per month in 2011. Tasteofhome.com also distributes a broad portfolio of email newsletters to a combined circulation of 10.3 million readers. More than 360,000 fans interact with the Taste of Home brand on Facebook and Twitter. Taste of Home is one of the largest cooking brands on Facebook, with more “likes” than Allrecipes, Epicurious, MyRecipes or Bon Appetit.

More than 300 Taste of Home Cooking School events are held across the country each year, providing the brand an experiential connection with more than 300,000 consumers.

We also publish books based on editorial content derived from material contributed by our readers to our Taste of Home magazines. Our books are created to complement our magazines and to leverage the magazines’ brand names, reader loyalty and editorial capability. We principally market annual editions of books that are mostly created from prior-year magazine content as well as single-sales products. We also have 16 annual book programs that are marketed on an advanced consent basis, with customers agreeing to receive future editions of the books unless they respond to an annual prepublication notice. We also publish several popular cookbooks under the Taste of Home brand. For example, our Taste of Home Cookbook sold approximately 287,000 copies in the year ended December 31, 2011.

The Family Handyman

The Family Handyman gives consumers how-to solutions to create home and lifestyle projects.  The Family Handyman generally publishes ten issues a year and is the highest paid circulation U.S. do-it-yourself magazine, with a paid circulation of approximately 1.1 million as of December 31, 2011. It is read by 4.6 million people and there are 1,100 contributing field editors that provide user-generated content.

The Family Handyman content is available in print; in books; online at FamilyHandyman.com; via digital download for iPad, Nook, and Zinio; and on social media outlets such as Facebook, Twitter and Pinterest. The Family Handyman also publishes a line of special-interest premium magazines and books, which are sold through retail and direct mail.

Familyhandyman.com is a stand-alone branded website, and part of our Master Brand strategy (along with Reader’s Digest and Taste of Home).  Familyhandyman.com received on average over 700,000 unique visitors per month in 2011, and more than 27,000 fans are engaged with The Family Handyman on social media sites like Facebook.   It is also a key component of our digital strategy, as a leading national brand anchoring our Haven Home Media network, a vertical advertising network that includes approximately 70 independent do-it-yourself, home improvement and home design and décor websites that received an average of more than 11 million unique visitors per month in 2011.

ENTHUSIAST BRANDS

Our Enthusiast Brands build communities of interest around each brand by focusing on the following:

•                  concentration on positive aspects of people and their lifestyles;

•                  encouragement of reader involvement;

•                  extensive use of user-generated content; and

•                  emphasis on product quality.

Published generally six times a year, the magazines in the Enthusiast Brands are read by more than 20.4 million people, with web traffic of more than 257,000 unique visitors per month and nearly 114,000 fans on Facebook and Twitter, as of December 31, 2011.

Birds & Blooms

Birds & Blooms, the highest paid-circulation magazine for bird lovers in the United States, celebrates backyard beauty with photos of birds, gardens and butterflies from home landscapes across North America. Readers share ideas with fellow birding enthusiasts and gain easy-to-understand advice from resident bird and garden experts that can be applied in their own backyards. Birds and Blooms content is available in print; online at BirdsandBlooms.com; via digital download for Nook; and on social media outlets such as Facebook and Twitter.

Country

Country celebrates the beauty, people, values and rewarding lifestyle of the American countryside. Readers discover impressive scenery and breath-taking views found off the beaten path; enjoy hearty, home-style dishes; and enjoy captivating photos and heartwarming stories.  Country content is available in print with Country and Country Extra; online at Country-magazine.com; and on social media outlets such as Facebook.

Country Woman

Country Woman celebrates the diversity, strength and spirit of women who love the country. Positive, upbeat, entertaining and informative, Country Woman reflects the many roles and interests of its readers through profiles of women and their lifestyle.  Along with down home country recipes, there are ideas for easy and frugal country decorating, casual entertaining, fun and appealing crafts, garden tips, lifestyle stories, health advice, puzzles, nostalgia and more.  Country Woman content is available in print; online at CountryWomanMagazine.com; digital download for Kindle and Nook; and on social media outlets such as Facebook, Twitter and Pinterest.

Farm & Ranch Living

Farm & Ranch Living celebrates families who believe words like “rural,” “land,” “soil” and “earth” have very special meanings. The short articles and essays are inspiring, heartfelt, and entertaining, and the agricultural photos range from cute and humorous to beautiful. Through user-generated content readers share their own experiences raising livestock, growing crops and gardens, putting up produce for winter consumption and working to constantly improve their land. Farm and Ranch Living content is available in print and online at FarmandRanchLiving.com.

Reminisce

Reminisce celebrates the 1930s, ‘40s, ‘50s, ‘60s and early ‘70s. A variety of user-generated stories, fascinating vintage black and white photographs and early color slides span every subject - from Model T’s to fifties Fords, and from early radio and television, to fashion fads and beyond. Reminisce content is available in print; online at Reminisce.com; via digital download for Kindle and Nook; and on social media outlets such as Facebook.

International Segments—Europe and Asia Pacific & Latin America

Our international businesses aim to leverage our global infrastructure, a strong set of core competencies (among them direct marketing, database analytics, sweepstakes promotions, content creation and curation), and local-market leadership to build long-lasting relationships with our customers. Using customer-centric and affinity-driven business models, we offer our customers Reader’s Digest-branded products as well as carefully selected non-branded published products, merchandise and services that align with their personal interests and needs. Our products and services address lifestyle needs across multiple communities including seniors, health, cooking, gardening and travel.  We also seek smart business-to-business sales opportunities, and offer proprietary marketing services to third parties, such as digital marketing, list rental, promotion design, and database analytical services.

These businesses are firmly dedicated to carrying on our long tradition of direct marketing under the Reader’s Digest brand, while carefully adjusting our marketing, promotion, product and customer mix to reflect a fast-changing marketplace. Our customer-centric business model allows us to match products and promotions to our approximately 49 million customers more effectively, as well as better serve new customers as we expand our product and service offerings. New product-development initiatives are leading to faster and more wide-ranging product offerings that are focused on our customers’ specific needs and concerns.  For example, we are starting to bundle merchandise with published content, such as pairing a Reader’s Digest-branded health book with a blood pressure monitor, or a Reader’s Digest-branded cookbook with kitchen gear.

At the same time, we are developing a more diverse catalog program that includes both broad-interest offerings (such as our Christmas catalogs) and affinity-based catalogs. This broader range allows our international businesses to increase product and service offerings beyond publishing and target marketing efforts to meet the specific needs of our various customer segments. Catalogs that are currently available include holiday, health, cooking, vitamins, jewelry, skin care, and gardening. We are also focusing on better serving one of our largest customer segments, the 50+ market, with select targeted products and services. Through past experience, we believe that with enhanced targeting, we can improve response rates by 30-60%.

We are strongly committed to using all viable digital opportunities to grow our international businesses, and centralized tools, platforms, promotions and digital products are constantly being developed to serve their needs.  We are building our digital targeting capabilities, and developing a digital sweepstakes platform through which we are selling targeted products and services.  Digital products being developed include e-book continuity series, e-newsletters, digital premiums, and mobile content feeds.  Sales of Reader’s Digest-owned music through digital stores are also increasing.  As we leverage higher margin business-to-business opportunities, launch more digital products and continue to grow e-commerce channels, we plan to increase our digital profits by approximately 50% in the next year.

Our international businesses are managed by region. Our most significant markets by revenue are Australia, Germany, France, Central Europe, Russia and Brazil. For the year ended December 31, 2011, excluding intercompany eliminations and fair value adjustments, we derived 78.9% of our combined revenue in the international segments from sales of books, music, videos and non-published products and 21.1% from magazines and website circulation and advertising. For the year ended December 31, 2011, Europe generated net revenue and operating income of $568.8 million and $27.5 million, respectively and Asia Pacific & Latin America generated net revenue and operating income of $245.6 million and $15.5 million, respectively.

Our Products

Books and Home Entertainment

Our international businesses continue to market internally developed published products under the Reader’s Digest brand that have been the core of our business for decades: general books, reading series, and music and video collections. At the same time, however, our focus on customer-centric and affinity-based business models — as well as the rising role of digital marketing and products — has led to a more targeted and diverse product mix that includes both more focused Reader’s Digest-branded products, such as content on specific chronic health conditions, and more outside-sourced, non-branded products and merchandise.

Our publishing model involves developing company-owned content across several editorial centers within RDA, as well as sourcing content from third-party publishers. Global products, and the promotions that sell them, are developed through a rigorous global creative-development process and then adapted by local markets for their customers’ language and specific needs. Books and Home Entertainment products in our international segments include books across many genres including health, cooking, gardening, and travel; music and video collections, and continuity series such as Reader’s Digest Select Editions.

To support our customer-centric and affinity-based business models, product development is evolving to provide customers with highly focused content and services in sizes and formats they most prefer. New publishing programs underway range from health kits to digital book series to more focused books for specific catalogs and affinity-based marketing campaigns. Select merchandise is also sold through our Reader’s Digest catalogs and promotions, and infrastructure is in place to help select and source a superior mix of merchandise for our specific market needs.

These products and services are marketed and sold through direct mail, retail, the Internet digital channels, telemarketing, package inserts, freestanding inserts and catalogs. Outside of North America, we sell books in 33 countries, music products in 34 countries and video products in 30 countries. We publish Select Editions, our largest open-ended reading series, in 17 languages and sell it in 31 countries. Other reading series and illustrated series are also marketed internationally. Reading series books are published in five languages and sold in 13 countries outside of North America, while illustrated series books are published in seven languages and sold in 16 countries.

Our video products address the varied interests of our customers such as travel, history, and children’s animated programs. We sell our video products, and video products licensed from third parties, in 30 countries. We also promote music collections in 34 countries outside of North America, including our Reader’s Digest-branded music collections. This music is also drawn in part from our global music library of 23,000 titles, and consists both of U.S.-recorded music and international recordings.

Magazines

Our international segments publish 47 international editions of Reader’s Digest magazine and 12 other magazines, which are marketed primarily through direct mail. International editions have local or regional editorial staff responsible for the editorial content of the edition. The mix of locally generated editorial material, material repurposed from U.S. editions and material repurposed from other international editions varies among editions. In general, our larger international editions, such as those in Germany, Australia and France, carry more original or locally adapted material than the smaller editions.  For most international editions of Reader’s Digest magazine, subscriptions comprise approximately 90% of circulation. The balance is attributable to newsstand and other retail sales. Advertising has historically represented a relatively small percentage of revenue for the international segments.

Examples of country-specific magazines include Receptar, a leading Czech do-it-yourself and gardening monthly magazine; The Family Handyman in Australia; a cooking magazine, Mes Meilleures Recettes in France; and country-focused titles such as Polska Wita in Poland, Daheim in Deutschland in Germany, and Meidän Suomi in Finland.

Financial Information About Industry Segments

At December 31, 2011, we have three reportable segments which operate our media and direct marketing businesses: North America, Europe and Asia Pacific & Latin America.  During the fourth quarter of 2011, we reclassified our Allrecipes.com, Lifestyle and Entertainment Direct (“LED”) and Other (which comprised our Weekly Reader business) businesses as discontinued operations, reflective of the Company’s strategy to focus on our Master Brands and intent to concentrate investment efforts most effectively.  Each of these discontinued businesses was previously a reportable segment.  We classified these operations as held for sale at December 31, 2011, reflecting the Company’s intent to sell.

For information regarding revenue and operating profit (loss) for our three reportable segments for the last three years and total assets for the three reportable segments for the last two years, please see “Note 25—Segments” in the Notes to our December 31, 2011 Consolidated Financial Statements.

Competitive strengths

We believe that we have several unique skill sets and competitive strengths that separate us from other publishers and direct marketers.

Category-leading global brands

We have 21 distinct brands, a number of which are leaders by circulation in their market categories. In the United States, our Master Brands include Reader’s Digest, Taste of Home, and The Family Handyman. In addition, we have five Enthusiast brands in the United States: Birds and Blooms, Country, Country Woman, Farm & Ranch Living and Reminisce. Internationally, a number of our magazines are among the leading titles by circulation. For example, Reader’s Digest and Sélection Reader’s Digest are the largest circulation English and French-language magazines in Canada, respectively; Selecciones is the largest circulation magazine in Mexico; and Reader’s Digest Selecciones and Meidan Suomi are among the leading titles by circulation in Argentina and Finland, respectively.

Diversified revenue and geographic mix

We operate and sell products in 78 countries. As a result of the span of both our operations and product offerings, our revenue is not dependent on a single geographic region or product line. We believe our diverse product offering and geographic footprint reduces our operating risk. For the year ended December 31, 2011, no single product group represented greater than 40.0% of our revenue: during this period, books were 36.5%, magazine subscriptions and newsstand sales represented 32.8%, music & videos represented 10.5% and magazine advertising represented 9.2%. Remaining revenue was attributable to our other products. For the year ended December 31, 2011, our business was geographically diversified as follows: North America represented 45.5% of our revenue; Europe represented 38.1% of our revenue, and Asia Pacific & Latin America represented 16.4% of our revenue.

For revenue from external customers attributed to our sales in the United States as compared to internationally, and for long-lived assets located in the United States as compared to long-lived assets in all foreign countries, please see “Note 25—Segments” in the Notes to our December 31, 2011 Consolidated Financial Statements. Revenue from no individual foreign country is material to our results of operations.

Valuable portfolio of content assets

We have a valuable portfolio of content in popular genres such as food, entertaining, health, wellness, home improvement and gardening. Our portfolio includes content developed for print, digital, audio and video channels. A significant portion of the editorial content used in our Taste of Home and Enthusiast brands is contributed by our readers. We have a vast digital content library with over 500,000 pieces of company-owned evergreen content, which can be repurposed in an efficient and cost-effective manner for use in multiple markets. Our proprietary collection of over 23,000 music tracks generates revenue through multiple channels, including online and mail order sales, and also through royalty arrangements.

Expertise in Content Curation

Reader’s Digest provides relevant, expertly curated content across all platforms in simple, actionable and time-saving formats.  Reader’s Digest is the original content curator, featuring trusted, time-saving insights. Both the magazine and its websites focus on delivering relevant information on topics of interest to modern families: health, food, family, travel and finance.  We are also experts in curating user-generated content, with a significant amount of editorial content for Taste of Home and our Enthusiast Brands coming from readers.

Effective affinity-based business model

We build ongoing relationships with our customers by offering them selected Reader’s Digest-branded published products and third-party non-published products and services that align with their interests through our customer-centric and affinity marketing focus. These segments market products and services that address lifestyle needs across multiple communities including seniors, health, cooking, gardening and travel.  We believe that understanding our customers’ interests increases the effectiveness of our promotions in both print and online.

Leader in direct marketing

We market and sell products and services through direct mail (including catalogs), the Internet digital channels and retail. Our extensive database contains more than 140 million customers and provides us with the ability to cross-sell by marketing a full portfolio of products to existing customers. Through our proprietary analytical processes we are able to identify our customers’ interests and spending patterns, which provides us with information that we use to offer our products at multiple price points and more effectively target our audience.

Business Initiatives

Simplify and Strengthen the Organization

In North America, we have simplified our organization from three business units into two, with a New York division and a Milwaukee division. The New York division manages operations for the Reader’s Digest Master Brand in the U.S. and Canada.  The Milwaukee division manages operations for the Master Brands Taste of Home and The Family Handyman, and our Enthusiast brands.  In both divisions we have made leadership changes to strengthen the organization, including the creation of positions for a Chief Sales Officer and a Chief Content Officer for Reader’s Digest North America.

Internationally, a centralized leadership team provides strategic guidance, operational infrastructure, and global products and promotions to our international businesses. We recently created the position of Chief Content Officer, Reader’s Digest International to

identify and develop digital and print products that best support the customer-centric and affinity-driven business strategies and tactics. An international merchandiser has been added to help drive product diversification efforts. Editorial hubs have been created in Europe and Asia Pacific to drive efficiencies as well as create book and magazine content most appropriate for regional markets. In 2011, we reorganized our marketing organizations throughout international to reflect a customer-centric and affinity-driven business.  At the same time, we created a centralized Catalog Center of Excellence and a Database Center of Excellence to help accelerate our customer-centric and affinity learnings.  We are continuing to simplify the organization and increase efficiency.  Examples include the creation of the Western European region which includes France, Iberia, and Benelux; the creation of the Asia Pacific region which includes Australia, New Zealand, Asia and South Africa; and the creation of the Spanish-language Hub which includes Mexico and Argentina.  We also have licensed out the UK business.  We will continue to evaluate, right-size and right-structure the organization to our evolving business model.

Modernize Consumer Marketing

By improving consumer marketing, we expect to build cash, identify better sources of customer acquisition and achieve digital growth — both for how we acquire and retain customers, as well as how we sell products.  By moving from a product line to customer-centric and affinity-driven approach, we have modernized international marketing. We aim to provide customers with the content and products they want, when they want it, where they want it.

Leverage Core Competencies

By leveraging our competencies in direct marketing, database analytics, sweepstakes and curation across all channels we believe we can drive revenues internationally.  We are moving to a customer-centric model focusing on affinity marketing to serve Seniors, Health seekers, Home cooks, and Sweeps enthusuiasts to build relationship strategies with customers.  We are diversifying beyond publishing to include relevant merchandise and services to target audiences, growing digitally via sweepstakes and capitalizing on our brand stature to drive meaningful partnerships.

Reader’s Digest Digital Initiatives

In 2011, the Reader’s Digest brand returned to its roots as a premier provider of relevant, expertly curated content, updated for the digital age. We are growing our business by providing content across multiple platforms, from e-books to digital editions to mobile applications. In the U.S., our digital initiatives are focused on giving customers the content they want, when they want it, where they want it, including the redesigned readersdigest.com website and expansion of our brands across tablet formats.  Internationally, we are launching new name-gathering initiatives, developing an international digital publishing strategy and expanding our digital sweepstakes.

Reader’s Digest North America saw significant growth on digital platforms in 2011.  Revenue from digital editions, digital advertising, and e-commerce grew from 4% to 7% of total revenues for the segment.  Copies sold for digital editions for all brands in North America in 2011 increased by 296%.  Sales from digital subscriptions resulted in a 79% increase in revenue.  Reader’s Digest was one of the most popular magazines on the Kindle.  We anticipate that digital editions of Reader’s Digest will exceed traditional newsstand sales by the end of 2012.

Across our International businesses, sales from digital e-books increased by 257% in 2011. As we leverage higher margin business-to-business opportunities, launch more digital products and continue to grow our ecommerce channels, we plan to increase our digital profits by approximately 50% in the next year.

Circulation

The following table shows approximate average circulation information for the year ended December 31, 2011 for many of our principal magazines:

Magazines	Average circulation as of December 31, 2011
Reader’s Digest magazine(1)	5,961,000
Reader’s Digest magazine international editions(1)	4,594,610
Other U.S. magazines,(2) including	11,518,000

Taste of Home	3,230,000

Birds and Blooms	1,450,000
Country	985,000
Reminisce	1,100,000
The Family Handyman	1,135,000
Taste of Home Simple and Delicious(3)	600,000
Taste of Home Healthy Cooking	640,000
Our Canada	177,000

Other international magazines, including	616,000	(4)
Receptar	*	(4)
The Family Handyman Australia	*	(4)
Polska Vita	*	(4)
Daheim in Deutschland	*	(4)
Meidän Suomi	*	(4)
Best Health	*	(4)
Health Smart	*	(4)

(1)         In international markets, Reader’s Digest magazine is published in multiple editions and languages. Total includes Reader’s Digest editions both with and without audited circulation results. International circulation numbers are generally not audited. Circulation for the U.S. edition of Reader’s Digest has declined in connection with the 2010 reduction of the magazine’s rate base.

(2)         Individual magazine figures shown for audited publications are from the Audit Bureau of Circulations. In the United States, we do not receive audited circulation results for magazines that do not carry advertisements. Some of our U.S. magazines included in the total number were not audited by the Audit Bureau of Circulations in 2011. The figure used to calculate these unaudited figures is the guaranteed rate base for each publication where available and management’s estimate where guaranteed rate base is unavailable.

(3)         Unaudited by the Audit Bureau of Circulation.

(4)         While a number of our international magazines are leaders in their markets, with the exception of Our Canada, no individual title in our international segment has a circulation in excess of 150,000.

We currently publish five magazines in the United States that have a paid circulation of at least one million. Circulation generated 48% of our total geographic U.S. revenue for the year ended December 31, 2011, for Reader’s Digest and other U.S. magazines, and advertising generated 13% of our total U.S. revenue for the year ended December 31, 2011. While most of our magazines are circulation-driven, certain magazines, including the U.S edition of Reader’s Digest, Taste of Home, and The Family Handyman are circulation- and advertising-driven. Advertising is sold based on a guaranteed rate base. We are leveraging our community-based model to begin to sell advertising to our circulation-driven magazines. Many of our U.S. magazines, such as our Enthusiast magazines, have not historically accepted on-page advertising and relied on subscriptions for a significant portion of their revenue, with newsstand sales supplying the balance. We began promoting and accepting advertising in these magazines in 2008. For the year ended December 31, 2011, circulation revenue was $296 million and advertising sales revenue was $79 million.

We support the circulation rate base for our magazines through annual subscription renewals and new subscriptions. Subscriptions are sold through a variety of direct response marketing techniques. The majority of subscriptions are typically sold between July and December of each fiscal year. Subscribers to our magazines may cancel their subscriptions at any time and may request a refund for any unused balance of the subscription price. Management decided to reduce the Reader’s Digest rate base in the United States from 8 million to 5.5 million, which began with the February 2010 issue, and to reduce the magazine’s frequency from 12 to 10 issues a year.

We believe that many international editions of Reader’s Digest magazine are among the largest paid circulation monthly magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader’s Digest magazine, subscriptions comprise approximately 90% of circulation. The balance is attributable to newsstand and other retail sales. Approximately 87% of total international revenue for the year ended December 31, 2011 for Reader’s Digest magazine was generated by circulation revenue and 9% by advertising revenue.

The U.S. editions and the larger international editions of Reader’s Digest offer advertisers different regional editions, major market editions and demographic editions. These editions, which usually contain the same editorial material, permit advertisers to concentrate their advertising in specific markets or to target specific audiences. We sell advertising in multiple Reader’s Digest editions worldwide, principally through an internal advertising sales force and offer discounts for placing advertisements in more than one edition.

Production and fulfillment

Magazines

We utilize independent contractors and vendors to print all editions of Reader’s Digest and our other magazines. We have an exclusive contract with a U.S. printer to print the U.S. editions of Reader’s Digest which is scheduled to continue for at least five years. Our specialty magazines are printed by two printers with varying contract expiration dates.

Lightweight coated and uncoated papers are the principal raw materials used in the production of our magazines. We have a contract with one paper broker/mill to provide the paper for U.S. magazines, which expires in December 2013. We believe our relationship will continue to provide an adequate supply of paper for future needs and that in any event, alternative sources are available at competitive prices. A variety of factors affect paper prices, including demand, capacity, pulp supply and general economic conditions. See the section titled “Risk Factors—Increases in postage and paper and other operating costs could negatively affect our results.”

We have agreements with a single independent contractor to handle order and payment processing for Reader’s Digest magazine and our other U.S. magazines. These agreements expire in December 2012.

Subscription copies of the U.S. edition of Reader’s Digest magazine and our other magazines are delivered through the U.S. Postal Service as “periodicals” class mail. Subscription copies of international editions of Reader’s Digest are delivered through the postal service in each country of publication. Postal rates are dependent on the operating efficiency of the various postal services and on legislative mandates imposed upon those postal service organizations.

We are subject to postal rate increases, which affect our product deliveries, promotional mailings and billings. Postage is one of the largest expenses in our promotional and billing activities, and increases in postal rates are factored into our pricing strategies and operating plans. However, there can be unexpected increases in postal rates, especially in light of volatile economic conditions. Higher postal rates or other delivery charges usually increase the total cost to our customers, which may have a negative effect on our sales. As a result, we may strategically determine the extent, if any, to which we will pass these cost increases on to our customers. In many countries, we actively develop and maintain good working relationships with the postal authorities in an effort to negotiate better rates and services. We also periodically look for alternate distribution channels for better service, improved cost efficiency and/or apply some competitive pressures on government postal agencies.

We rely on postal delivery service for timely delivery of most products and promotional mailings. In the United States and most international markets, postal delivery service is generally satisfactory. Some international jurisdictions, however, experience periodic work stoppages in postal delivery service or less than adequate postal efficiency. See “Risk Factors—The occurrence of natural or man-made disasters could disrupt the marketing and promotion and delivery of our products and services, and adversely affect our financial condition and results of operation.”

In the United States, a distribution network handles newsstand and other retail distribution. We also have contracted in each country in which we distribute with a newsstand magazine distributor for the distribution of our international magazines.

Internationally, we have several multi-country agreements with independent contractors as well as in-country independent contractors to handle fulfillment, warehousing, customer service and payment and order processing, while two primary printing companies assist with the printing of Reader’s Digest magazine.

We believe that there is generally an adequate supply of alternative production and fulfillment services for our magazines available at competitive prices should the need arise. We have contingency plans to minimize recovery time should our current contractors be unable to meet our production and fulfillment requirements. Nevertheless, significant short-term disruptions could occur. See “Risk Factors—We outsource certain aspects of our business to third party vendors that may fail to reduce costs and may subject us to risks, including disruptions in our business and increased costs.”

Promotion materials

We use third-party service providers to deliver outsourced print procurement and marketing solutions to our global operations, including the promotional printing operations of our direct mail business.

Books and home entertainment products

We have a contract with a vendor to manage the printing of the majority of our direct mail books and Select Editions, which expires in October 2014. The majority of our home entertainment products are also produced with this company.

Independent contractors are also hired to handle our fulfillment, warehousing, customer service and payment processing. We have agreements with a single independent contractor expiring in December 2012 to handle order and payment processing for most of our U.S. books and home entertainment products.

We have a contract with a company to handle warehousing and fulfillment for the U.S. direct mail business units until June 2015 which then continues until termination by either party. Our printers and suppliers generally package and deliver our products directly to the postal service.

We also have an agreement with a leading business process outsourcing provider to handle a portion of customer service calls for certain of our business units expiring December 2012, which we expect to renew through 2015.

We believe that there is generally an adequate supply of alternative production and fulfillment services for our books and home entertainment products available at competitive prices should the need arise. Although significant short-term disruptions could occur, we believe that we have contingency plans in place to minimize recovery time should current contractors be unable to meet production and fulfillment requirements. See “Risk Factors—We outsource certain aspects of our business to third party vendors that may fail to reduce costs and may subject us to risks, including disruptions in our business and increased costs.”

Marketing

We sell magazine subscriptions, newsstand publications, series books, general books, digital editions of our magazines and books, music and video products, and selective merchandise and services through direct marketing, digital and retail channels. Our direct mail programs leverage strong promotion and sophisticated database marketing tactics. Increasingly, we generate prospect audiences and new customers through branded websites, search engine marketing, email promotion, social media engagement, and other digital audience development activities.

Books and Home Entertainment product offers and many international magazine subscription offers are often accompanied by sweepstakes entries and, in some cases, premium merchandise.  Global prizes totaled over $10 million for the 2011 edition of the sweepstakes. Generally, each international subsidiary sponsors its own sweepstakes. The operation of the sweepstakes varies from jurisdiction to jurisdiction, depending upon local law.

Our direct marketing policy allows customers to return any book or home entertainment product, either before or after payment, and to receive a refund of the amount paid. We believe that our returned goods policy is essential to our reputation and that it elicits a greater number of orders.

Multi-channel marketing and a strong global framework for testing-and-rollout ensure that promotions are most effective, and a customer-centric approach to product development and targeted marketing builds brand loyalty among our customers and optimizes life-time value.

Information technology and customer databases

The size and quality of our databases of current and prospective customers in the countries in which we operate contribute significantly to our business. We constantly strive to improve our customer databases. Our U.S. databases contain approximately 88 million households as of December 31, 2011 and our international databases included a total of approximately 54 million customer households as of the same date. We continue to make significant investments in our database management and related information technology to improve operating efficiencies, to increase the level of service provided to customers and to facilitate globalization of operations. For example, we use proprietary analytical processes to analyze our customer information to define customer segments and develop statistical models in order to optimize customer selection for our marketing campaigns.

The United States and some international jurisdictions, particularly in Europe, have data protection laws or regulations that prohibit or limit exchanging the type of information that we maintain. Some jurisdictions also prohibit the retention of information, other than certain basic facts, about non-current customers. Although these regulations may hinder the ability to collect, retain and use customer information, we believe that current laws and regulations do not prevent us from engaging in activities necessary to operate our current businesses.

We contract with global technology service providers to operationally support and maintain our business systems and technology infrastructure. We rely on one global provider to provide more than 90% of these essential services.  We also contract with specialty information technology consulting firms to develop new digital products and implement new technologies.

Competition and trademarks

We own or have rights to use trademarks, service marks and tradenames that we use in conjunction with the operation of our business worldwide, including the following: “Reader’s Digest,” the “Pegasus” logo, “Taste of Home,”  “Reader’s Digest Select Editions” and the names of many of our magazines, websites, features and other products. We also own or have the rights to use copyrights that protect the content of our products. We license intellectual property from third parties for use in our products, including several entities affiliated with The Walt Disney Company.

We believe that the name recognition, reputation and image that we have developed in our markets significantly enhance customer response to our direct marketing sales promotions. For these reasons, trademarks are important to our business, and we aggressively defend our trademarks.

Although Reader’s Digest magazine is a well-established institution in the publishing industry, it competes with other magazines for subscribers and with magazines and all other media, including television, radio and the Internet, for advertising. Reader’s Digest and our other magazines compete with magazines of similar genres for readers and advertising.

We believe that our Company names, image and reputation, as well as the quality and size of our customer databases, provide a significant competitive advantage over many other direct marketers. However, we compete with companies selling similar products at retail as well as by direct marketing through various channels, including retail and the Internet. Because tests show that customer responses to direct marketing promotions can be adversely affected by the overall volume of direct marketing promotions, we also compete with all other direct marketers, regardless of whether their products are similar to our products.

Regulatory

The marketing and sale of our products are subject to various laws, regulations and policies administered by United States federal, state, local and foreign governments in markets in which we operate our businesses.

From time to time, we are involved in legal, regulatory and investigative proceedings concerning sweepstakes and direct marketing practices. Sweepstakes promotions are highly regulated and at the same time subject to subjective standards, and are under constant government scrutiny. Applicable law in the United States has significantly reduced the effectiveness of sweepstakes as a marketing technique. In addition, many of the jurisdictions in which we do business have adopted laws or regulations governing direct marketing and data protection and privacy. As a result of increasing public awareness and interest in individual privacy rights, data security and environmental and other concerns regarding unsolicited marketing communications, federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products. Although some of these proceedings have negatively affected our direct marketing business, we do not believe that any current proceedings or currently proposed laws and regulations will have a material adverse effect on our direct marketing business. See the section titled “Risk Factors—We are subject to government regulation; compliance with laws and regulations is complex and expensive, and any violation of the laws and regulations applicable to us could reduce our revenue, profitability and cash flow and otherwise adversely affect our operating results.”

In certain domestic and international markets, some or all of our products are subject to local and national sales taxes and other taxes such as value-added taxes. Increases in taxes may have a negative effect on the sales of our products. Higher taxes also may reduce profit margins on these products if we are unable to pass on the increase to our customers. In jurisdictions where applicable tax must be included in the purchase price (rather than separately stated on bills), we may be unable to fully recover from customers the amount of any tax increase or new tax.

Employees

As of December 31, 2011, we employed approximately 2,090 people worldwide (approximately 868 in the United States and 1,222 in our international subsidiaries). We are not a party to any union collective bargaining agreements for our U.S. operations. In our international operations we have various arrangements with our employees that we believe to be customary for multinational corporations. We believe that our employee relations are generally satisfactory.

Available Information

We file annual reports, quarterly reports, current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.  Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.rda.com — select the “Investor Relations” link and then the “SEC Filings” link.

We also make available, free of charge on our Web site, the Ethical Guidelines of our Board of Directors (“Board”) and our Code of Conduct adopted by our Board, as well as the charters of all of our Board’s committees: Audit Committee and Compensation Committee. These documents are posted on our Web site at www.rda.com — select the “Our Company” link and then the “Governance” link.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:

The Reader’s Digest Association, Inc.
Investor Relations Department
750 Third Avenue
New York, NY 10017

ITEM 1A.                                       RISK FACTORS

Investment in our securities is subject to a number of risks.  The factors described in this paragraph and other factors that may affect our business or future financial results, as and when applicable, are discussed in our filings with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K.  You should carefully consider each of the following risks and all of the other information set forth elsewhere in this Annual Report on Form 10-K.  These risks and other factors may affect forward-looking statements, including those contained in this Annual Report on Form 10-K or made by us elsewhere.  The risks and uncertainties described below are not the only risks facing us.  Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also materially and adversely affect our business and operations.

If any of the events described below occurs, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. The following risks should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

Risks Related to Our Business and Industry

If we do not generate sufficient cash flows from operations in the future, we may require additional cash resources which may not be available on favorable terms or at all.

Since emerging from chapter 11 in February 2010, we have experienced recurring operating losses and cash flow deficits.  Deteriorating macroeconomic and industry conditions and uncertainty have had a significant negative impact on the demand for our products and, therefore, the cash flows of our businesses.  Our ability to fund operations and make payments on our indebtedness will depend on our ability to generate cash in the future.  In addition, our business is highly seasonal, which results in working capital fluctuations during the year,

Based on our current level of operations, we believe that our cash resources remain sufficient for our operations and debt payments for the next twelve months.  However, if global economic conditions deteriorate, our business conditions worsen or other anticipated events occur, we may need to raise additional cash in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs.  Our ability to raise capital, if needed, will depend on, among other things, conditions in the capital and financial markets at the time, which are outside of our control, our financial performance and the limitations under our debt agreements. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our financial condition, results of operations and liquidity.

We operate in highly competitive industries and therefore we must design and price our products attractively and competitively.

We operate in highly competitive industries both in the United States and in our international markets. Our magazines, books, digital properties and other products compete with other mass media products and many other types of leisure-time activities, and recently have faced downward price pressure. In addition, each of our products faces significant competition within its particular market. Some of our competitors have more prominent brand names, are more established in our industries with larger market shares, and have greater financial and other resources than we do. In addition, other companies may enter our markets in the future. We compete on the basis of the following, among other things:

•                  the variety, quality and attractiveness of our products and services;

•                  the pricing of our products and services;

•                  the platform on which our products are offered;

•                  the manner in which we market and promote our products and services;

•                  the effectiveness of the distribution of our products and services; and

•                  our customer service.

Competition for advertising dollars in magazine operations is primarily based on advertising rates as well as editorial and aesthetic quality, the desirability of the magazine’s demographics, reader response to advertisers’ products and services and the effectiveness of the advertising sales staff. Our magazines compete with other magazines for subscribers and with all media, including television, radio, newspapers and the Internet, for advertising. Our books and home entertainment products compete with companies selling similar products at retail outlets, through direct marketing and on the Internet.

Our success in attracting and retaining new and existing customers depends in large part on our ability to:

•                  identify and successfully respond to customer trends and preferences;

•                  develop new products across our business lines;

•                  appeal to new demographics, particularly younger audiences; and

•                  expand into our newer distribution channels, such as retail and digital channels.

If we are unable to anticipate, respond or adapt to trends in what the public finds appealing, our business will be adversely affected.

We operate in highly competitive markets that are subject to rapid change, including changes in customer preferences. Our success depends on our ability to address the secular shift away from traditional print media and to provide products that appeal to a large number of existing and new customers. There are substantial uncertainties associated with our efforts to develop successful products and services for our customers, as well as to adapt our print materials and music and video products to new technologies, including the Internet and digitization. We cannot be sure that our new ideas and content will have broad appeal and success, or that we will be able to respond quickly to changes in the tastes and preferences of consumers. Adapting to changing consumer preferences has some degree of uncertainty as we test new products and approaches. In addition, the continuing growth and technological expansion of Internet-based services has increased existing competitive pressure on our media businesses. As web-based and digital formats attract an increasingly larger share of consumer readership, we may continue to lose customers or fail to attract new customers if we are not able to transition our publications and other products to these new formats. Furthermore, to the extent that advertisers shift advertising expenditures to new media outlets, our advertising revenue will decrease even if we are able to maintain our current share of print media advertising dollars.

Failure to build our digital channels would adversely affect our business prospects and future viability.

The competitive environment in which we operate demands, and our future growth strategies incorporate, the development of our digital channels. We believe there is a trend towards offering supplemental materials to our published products, as well as the opportunity to renew subscriptions electronically and consume media in an electronic form. We believe that this trend will accelerate as younger, technologically savvy customers make up a greater portion of our potential customer base. In order for our digital channels to succeed, we must significantly invest time and resources in them, including to:

•                  adapt our organization and operating model to implement our multi-channel distribution strategy with strong digital elements;

•                  continue to develop and upgrade our digital technologies and supporting processes;

•                  sell advertising in significant markets, and be a compelling choice for advertisers online;

•                  successfully digitize new and existing content in our global digital library;

•                  attract and retain a base of frequent, engaged visitors to our websites;

•                  build an e-commerce revenue stream by engaging visitors in product purchasing on our websites;

•                  obtain and build digital subscriptions for our products;

•                  build partnerships to advance advertising and distribution strategies online and leverage other new technologies;

•                  attract and retain talent for critical positions; and

•                  continuously advance our digital offerings based on fast-moving trends that may pose opportunities as well as risks (e.g., e-readers and mobile applications).

We cannot assure you that we will be successful in achieving these and other necessary objectives or that our digital channels will be profitable or successful or be able to effectively compete with competitive products. Our failure to adapt to new technology or delivery methods, or our choice of one technological innovation over another, may have a material adverse impact on our ability to compete for new customers or to meet the demands of our existing customers.

Allocation of advertising dollars also is shifting rapidly and dramatically from printed materials towards online advertising. If our digital channels are not successful, we could lose significant opportunities for new advertising revenue from digital sources, while also losing advertising revenue from traditional sources due to the reallocation from print to digital advertising. If we are not successful in achieving these objectives, our business, financial condition and prospects would be adversely affected.

We must maintain the appeal of our existing products while launching new products in order to attract new and retain existing customers.

The launch of new products could increase our expenses, such as product development and delivery costs, as well as distribution and editorial expenses. If we launch products that do not appeal to consumers, we may be unable to diversify our channels and attract new customers, and therefore may not be able to recoup the expenses associated with the launching of such products. In addition, should our new products fail to appeal to our existing customer base, it is possible that our existing customers will seek alternative product offerings from our competitors, which could materially and adversely affect our results of operations and financial condition.

Certain of our new products typically do not earn a profit when they are first introduced and require an initial period of investment thereafter. We may invest significant resources to develop and market our new initiatives, but we cannot predict whether they will become profitable during the period we have projected, or at all.

The global financial crisis and economic downturn could continue to negatively impact our liquidity, results of operations and financial condition, and it may cause a number of the risks that we currently face to increase in likelihood, magnitude and duration.

The recent financial crisis and economic downturn has adversely affected economic activity globally. Our operations and performance depend significantly on worldwide economic conditions. Customers across all our businesses have been delaying and reducing their expenditures in response to deteriorating macroeconomic and industry conditions and uncertainty, which has had a significant negative impact on the demand for our products and therefore the cash flows of our businesses, and could continue to have a negative impact on our liquidity and capital resources. Most of our products involve discretionary spending on the part of consumers, which is influenced by general economic conditions and the availability of discretionary income. In particular, economic conditions in Europe could adversely affect our direct marketing business.  In addition, our revenue from advertising has decreased as advertising budgets have been scaled back and advertisers have shifted their advertising dollars to more directed platforms, including the Internet. The impact of decreasing print advertising revenue may impact our products that are more heavily dependent on advertising.

Additionally, a number of risks that we ordinarily face may increase in likelihood, magnitude and duration. These risks include, but are not limited to, deferrals or reductions of customer orders, potential deterioration of our customers’ ability to pay, losses or impairment charges, reduced revenue, deterioration in our cash balances, impaired liquidity due to foreign exchange impacts because our functional currency is the applicable local currency, an inability to access the capital markets, a further reduction in the amount of money that advertisers have available to spend for advertising in our products, increases in gas prices, which affect our freight costs, increases in postage rates, unfavorable regulations and our continued ability to achieve cost savings. We expect to continue facing challenges resulting from global economic conditions.

Our failure to maintain circulation levels in a cost-efficient manner would adversely affect us.

Magazine circulation is a significant source of our revenue, representing approximately 32.8% of our revenue for the year ended December 31, 2011, excluding intercompany eliminations and fair value adjustments. Preserving circulation is an important factor in maintaining advertising sales, which necessitates continuous effort that varies by product and requires effective management of the circulation rate base, the acquisition of new subscribers through cost-effective marketing methods and effective advertising operations. Because magazine subscriptions are of relatively short duration, maintaining or increasing a circulation rate base requires significant promotional expense. In addition, subscribers to our magazines may cancel their subscriptions at any time and may request a refund for any unused balance of the subscription price, and we have been experiencing declining renewal rates in certain of our magazines.

Circulation revenue for our print products is affected by:

•                  competition from other print publications and alternative forms of media and entertainment, including network, cable and satellite television, the Internet and radio;

•                  declining consumer spending on discretionary items like magazines;

•                  our ability to efficiently retain and acquire subscribers via the mail, as postage costs and other costs associated with the acquisition of new customers increase;

•                  our ability to efficiently retain and acquire subscribers via e-commerce;

•                  shifting preferences for products delivered through digital platforms such as e-readers rather than printed products;

•                  a decline in traffic on our websites;

•                  a decline in renewal rates; and

•                  the aging demographics of the customer base for certain of our magazines, most notably Reader’s Digest.

These factors could result in declining sales of our magazines through subscriptions and at the newsstand, which could lead us to change our rate base. Our business has been experiencing adverse trends in our industry such as challenging circulation, direct marketing and advertising markets attributable to changing consumer interests and shifts in advertisers’ spending from print to online media. These trends had an impact on our business, with our flagship magazine Reader’s Digest experiencing significant declines in circulation. In 2009, we reduced the rate base from 8 million circulation to 5.5 million circulation, which began with the February 2010 issue.

As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase. Historically, we have relied primarily on direct mail for our promotional efforts. Higher postage and paper costs adversely affect the amount of promotional mailings we are able to cost-effectively send and thereby adversely affect our ability to retain and acquire customers. Many of our competitors rely more heavily on advertising revenue than on circulation revenue. Accordingly, it may be more cost-effective for those companies to offer heavily discounted subscription prices in order to maintain circulation levels that allow them to attract more advertising revenue. Because we generally rely more heavily on circulation revenue, our ability to utilize this strategy has been limited. In addition, as the marketplace increasingly shifts to digital media and new regulations relating to direct solicitation are enacted, the cost and effectiveness of the soliciting methods we have traditionally employed for our print products, such as direct mail and sweepstakes, may be adversely impacted. If we fail to maintain satisfactory circulation levels at satisfactory subscription rates, our subscription and advertising revenue will fall, which would materially and adversely affect our results of operations and financial condition.

A decline in advertising revenue or in media spending generally would adversely affect our profitability.

Advertising is an important source of our print and online revenue. Advertising revenue is susceptible to fluctuations in economic cycles.  A further reduction in demand for advertising could result from:

•                  a continued decline in economic conditions;

•                  a decline in the circulation/rate base of our magazines;

•                  a decline in popularity of our editorial content or perceptions about our brands;

•                  a change in the demographic makeup of the populations to which our magazines are targeted;

•                  the activities of our competitors, including increased competition from other forms of advertising-based media, (e.g., newspapers, radio and television broadcasters, cable television, direct mail and electronic media) and other platforms such as the Internet; and

•                  a decline in the amount spent on advertising in general or in particular industries such as the food industry, particularly for print media.

In addition, as the Internet continues to grow as a global medium for information, communication and commerce, advertisers are increasingly shifting advertising dollars from offline media to online media. Our strategies with respect to online products may not be able to make up for declines in print advertising revenue. As a result, we may not be able to attract the same or a growing number of advertisers, which may adversely affect our advertising revenue and our results of operations and financial condition as a whole.

Our business has experienced revenue declines and is projected to continue to decline.

Revenue generated by our businesses has been declining. Revenue was $1,438.2 million for the year ended December 31, 2011, compared to $1,255.4 million for the period February 20 to December 31, 2010 and $213.0 for the period January 1 to February 19, 2010. One example of this decline is in our Reader’s Digest business. The decline in this business has been principally driven by decreases in subscription, advertising and newsstand revenue of Reader’s Digest magazine as well as declines in our trade publishing business and by the closure of Selecciones in the United States during 2009. Further, the reduction in the rate base of the U.S. edition of Reader’s Digest magazine from 8 million circulation to 5.5 million circulation, which began with the February 2010 issue, and the decrease in the frequency of the magazine’s issues in the United States has resulted in a reduction of circulation and advertising revenue per page. Lower mail quantities as a result of a lower active customer base, coupled with more volatile response rates to our promotional campaigns in our international markets and the closure or sale of unprofitable or marginally profitable product lines and promotions also contributed to our revenue declines. In addition, the consumer shift to e-commerce has allowed consumers to compare the pricing of our products in global markets, and to purchase those products at the lowest price, rather than the price in their local market. This price-shopping could adversely impact our consolidated revenue. We cannot assure you that our current plans to stabilize revenue, including our ability to successfully launch new products, obtain additional advertising revenue, generate additional revenue by building on our brands and products, and attract new or younger customers to replace the eroding customer base, will materialize.

Changes in our credit ratings may limit our access to capital markets and materially increase our borrowing costs.

Our debt currently has a non-investment grade rating, and there can be no assurances that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant.  In August 2011, Moody’s lowered our rating from B1 with a stable outlook to B3 with a negative outlook and Standard & Poor’s lowered our rating from B with a negative outlook to CCC+ with a negative outlook.  Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time.  Accordingly, we are not able to predict whether our current credit ratings will be further downgraded.  If our ratings do not improve or worsen, it may have an adverse impact on our ability to raise new capital or receive other forms of credit extensions, and it may increase the cost at which the new capital may be negotiated.

We may not be able to successfully execute our Master Brand strategy.

Failure to successfully expand our Master Brands across multiple media channels, geographically and through partnerships, would negatively affect our operations.  As part of our effort to stabilize our revenue and operating profit, we have implemented a Master Brand strategy, which focuses our resources towards our three strongest brands, Reader’s Digest, Taste of Home and The Family Handyman.  This strategy calls for sustainable growth through expansion of our owned and operated brands across multiple media channels, expansion of our Master Brands geographically, improving our focus on product, and increasing partnership opportunities.  If we are unable to successfully execute fully on this strategy, we may fail to monetize content across traditional and digital platforms; generate revenue through increasing profitable integrated advertising opportunities; and create significant new revenue streams through innovative partnerships, any of which would have an adverse impact on our efforts to improve our results of operations.

Failure to efficiently manage our direct marketing initiatives could negatively affect our business.

We use various direct marketing strategies and promotion techniques to market our products, including direct mailings, catalogs, online marketing and telemarketing. In each case, we rely on our customer list, which is a database containing information about our current and prospective customers. We use this database to develop and implement our direct marketing campaigns. Managing the frequency of our direct marketing campaigns and delivering appropriately tailored products to existing and potential customers in such campaigns is crucial to maintaining and increasing our customer base and achieving adequate revenue and profit from our direct marketing efforts. In recent periods, the size of our active customer base to which we market our products has been declining and our future success will depend on stabilizing and reversing that decline. Failure to successfully expand or deliver upon our direct marketing strategy, in particular in our non-U.S. operations, could negatively affect our results of operations.

Unanticipated declines could result in the unavailability of working capital for strategic initiatives.

Our business and the successful execution of our strategic plan depend on the availability of working capital to fund our strategic initiatives. Our sources of working capital are driven by our operations globally. The successful execution of our strategic plan is dependent, in part, by the availability to redeploy such working capital from certain markets to other markets where our strategic initiatives require funding. Any deterioration of our results could force us to require utilizing our working capital for unanticipated needs such as normal operating costs, severance, legal and regulatory matters, insolvency and any other unanticipated expenditures in some of our markets; thus reducing our overall availability of working capital to fund strategic initiatives. Any significant unanticipated declines resulting in a reduction of availability of working capital for strategic initiatives could impair our ability to successfully execute our strategic initiatives.

Our business may suffer if we are not able to retain or attract qualified personnel, including key managerial, creative, editorial, digital, marketing and sales personnel globally.

We operate in an industry where there is intense competition for experienced personnel in all of our global markets. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective personnel. A loss of a significant number of skilled managerial, creative, editorial, digital, marketing and technology personnel would have a negative effect on the quality of our products and execution of our business strategies. Similarly, a loss of a significant number of experienced and effective sales personnel would likely result in fewer sales of our products and could materially and adversely affect our results of operations and financial condition. Our ability to identify, recruit, hire, train, develop and retain qualified and effective personnel depends on numerous factors, including factors that we cannot control, such as competition and conditions in the local employment markets in which we operate. In addition, our current compensation structure does not heavily rely upon long-term equity-based incentive awards, which we believe are important to help attract and retain employees, as well as further align our employees’ interests with those of our stockholders. The loss of the services of any of our senior management or other key employees could harm our business and adversely affect our ability to compete in our markets.

If we fail to maintain our relationships with our authors, photographers, illustrators, and creative talent, as well as to develop relationships with new creative talent, our business could be adversely affected.

Our business, in particular the trade publishing, media and technology portions of our business, is highly dependent on maintaining strong relationships with the authors, illustrators and other creative talent responsible for the products and services that we sell to our customers. Any overall weakening of these relationships, including as a result of a decrease in the rates and fees that we pay them, or the failure to develop successful new relationships, could have an adverse impact on our business and financial performance.

Our failure to successfully identify, complete or integrate licensing arrangements, partnerships, acquisitions and other significant transactions could harm our financial results, business and prospects, and place us at a competitive disadvantage.

As part of our business strategy, we expect to engage in discussions with third parties regarding possible investments, acquisitions, licensing arrangements, partnerships, strategic alliances and joint ventures. In order to pursue this strategy successfully, we must identify suitable candidates for, and successfully complete, such transactions as well as effectively integrate any such acquired companies or partners into our operations or transition services to outsourced vendors. There are numerous challenges and risks associated with significant transactions, including diversion of financial and management resources from existing operations, disruption of our ongoing businesses and loss of customers and other important business relationships. If we fail to identify and successfully complete transactions, such transactions may not result in anticipated synergies and will result in unanticipated costs. In addition, licensing arrangements and partnerships expose us to increased risks on profits that are dependent on third party performance and willingness to invest. Further, in such circumstances, we may be required to expend resources to develop products and technology internally, we may be unable to achieve expected growth rates, we may be put at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial condition or cash flows.

We may be unable to identify licensing opportunities for our brands, which could limit our ability to reach new markets, change the manner of operating in certain existing markets, and stabilize or increase our revenue and/or profit.

We intend to license our brands and products nationally and internationally to existing and new licensees.  We will continue to explore licensing opportunities where we see opportunities in new and existing markets. In addition to the revenue and brand awareness that licensing may provide us, we also believe that licensing our brands benefits us by reducing the volatility of our operating income. However, we cannot guarantee that we will be able to identify appropriate licensing partners or opportunities, or that such opportunities will be economically beneficial to us. We also may not have direct control over the distribution, content and appearance of our licensed products in these markets. In addition, in certain instances such as the distribution of our products through e-commerce, the financial benefit to our Company may be dictated by the distributor, and we may not have sufficient leverage to negotiate these terms. Any of these factors could decrease the reach, attractiveness and profitability of our products, which could adversely impact our future prospects and results of operations. In addition, if we cannot find suitable licensing opportunities in markets where we have determined it is no longer beneficial to operate a subsidiary or business, we may decide to close our operations in these markets and/or exit or cease to do business in these countries, which could have an adverse impact on our results of operations and financial condition.

We face additional risks and uncertainties associated with our significant international operations.

We currently do business in 78 countries through operations in 43 offices around the world. For the year ended December 31, 2011, our Europe and APLA segments generated 54.5% of our revenue, excluding fair value adjustments and intercompany eliminations, and 32.3% of our operating profit, excluding corporate unallocated, fair value adjustments, impairments and other operating items. Continued revenue declines in international markets could have a significant impact on our results of operations. In addition, our international operations involve political and economic risks that may not exist when doing business in the United States, including:

•                  difficulties in maintaining the proper balance between stabilization of our active customer base and a measure of control over the expansion of our operations that will enable us to maintain the quality of our customer lists;

•                  changes in tariffs, significant unexpected duties or taxes or other adverse tax consequences;

•                  exposure to local economic conditions, particularly in Europe, which has been heightened during the current global economic downturn;

•                  transportation and supply chain disruptions and increased expenses as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less-developed infrastructure;

•                  political instability and civil unrest;

•                  increased energy and postage costs, strikes and other labor-related supply chain disruptions, poor postal service including disruptions to service from postal strikes;

•                  differences in regulatory requirements, including privacy regulation, database protection and limitations on direct marketing techniques (such as sweepstakes);

•                  unexpected unfavorable legislative or regulatory developments and differing government policies;

•                  foreign direct investment restrictions which require the establishment of partnerships or arrangements with local entities;

•                  transfer pricing laws; and

•                  capital repatriation laws.

Further, our international operations require us to comply with a number of United States and international regulations. For example, we must comply with the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

Our international operations also require significant liquidity, which may limit the availability of cash from those markets to service our debt obligations.

If we do not effectively manage the risks associated with our international operations and sales, our results of operations and financial condition could be materially and adversely affected.

Because we operate and sell our products and services in foreign countries, changes in currency exchange rates could adversely affect our operations and financial results.

The functional currency for most of our foreign operations is the applicable local currency. In preparing our financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates. If the value of the U.S. dollar rises relative to the value of local currencies in the countries in which we have operations, the revenue reported on our financial statements for those countries will decrease. Accordingly, we could be adversely affected by changes in currency exchange rates. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results or our overall financial condition, but they could adversely affect our results of operations and financial condition.

We are subject to government regulation; compliance with laws and regulations is complex and expensive, and any violation of the laws and regulations applicable to us could reduce our revenue, profitability and cash flow and otherwise materially and adversely affect our operating results.

The marketing and sale of our products are subject to various laws, regulations and policies administered by United States federal, state, local and foreign governments in markets in which we operate our businesses. Our compliance with applicable laws and regulations increases our operating costs, and additional laws and regulations in these areas may further increase our operating costs and adversely affect our ability to market our products effectively.  Alternative marketing practices may not yield similar results. Additionally, new laws and regulations add administrative and compliance requirements for us. Our failure to comply with applicable laws and regulations could result in civil, criminal or administrative fines, undertakings and sanctions. For example, as discussed in greater detail under “Legal Proceedings,” in Item 3 of this annual report, certain marketing practices previously used by our Lifestyle and Entertainment division for the Ab Circle Pro fitness product have come under scrutiny by the Federal Trade Commission.  These and similar developments could materially and adversely affect our results of operations and financial condition.

In particular, we are subject to, or affected by, numerous laws, regulations and industry standards that regulate direct marketing activities, including those that address privacy, data security and unsolicited marketing communications. We collect information regarding consumers in the various markets in which we operate and we utilize that information principally for marketing and promotional purposes. We also rely on sweepstakes as an important component of our direct marketing efforts. Sweepstakes promotions are highly regulated and at the same time subject to vague standards, and are under constant government scrutiny. Applicable law in the United States has significantly reduced the effectiveness of sweepstakes as a marketing technique.

As a result of increasing public awareness and interest in individual privacy rights, data security and environmental and other concerns regarding unsolicited marketing communications, federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products. Examples include data encryption standards, data breach notification requirements, consumer choice and consent restrictions and increased penalties against offending parties, among others. We anticipate that additional proposals will continue to be introduced in the future, some of which may be adopted. These additional regulations could increase compliance requirements and restrict or prevent the collection, management, aggregation, transfer, use, retention or dissemination of information or data that is currently legally available. Additional regulations may also restrict or prevent current practices regarding unsolicited marketing communications. For example, in the U.S., many states have considered implementing do-not-mail legislation that could impact our businesses, and, internationally, 2009 revisions to the German Federal Data Protection Law have impacted our direct marketing business by increasing list rental costs and decreasing access to outside list names, which has increased our costs for new names for our databases and added complexity to our business process.  In addition, the European Commission proposed a new Data-Protection Regulation which would affect data collecting, data processing and the use of data for direct-marketing purposes in the entire European Union, including offers from companies established outside the European Union to consumers living in one of the member states.

Changes in governmental regulation, interpretation or legislative reform could increase our costs of doing business and adversely affect our profitability.

Laws and regulations, including in the areas of consumer affairs, publishing, data protection, advertising, privacy, marketing, finance and taxation requirements, are subject to change and differing interpretations. Changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations or changes in enforcement priorities or activity could adversely affect our business by, among other things:

•                  increasing our administrative, compliance, and other costs;

•                  forcing us to undergo a corporate restructuring;

•                  limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;

•                  increasing our tax obligations, including unfavorable outcomes from audits performed by various tax authorities;

•                  affecting our ability to continue to serve our customers and to attract new customers;

•                  affecting cash management practices and repatriation efforts;

•                  forcing us to alter or restructure our relationships with vendors and contractors;

•                  increasing compliance efforts or costs;

•                  limiting our use of or access to personal information;

•                  restricting our ability to market our products; and

•                  requiring us to implement additional or different programs and systems.

Compliance with regulations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with our compliance, and we may be exposed to significant penalties, liabilities, reputational harm and loss of business in the event that we fail to comply. While it is not possible to predict when or whether fundamental policy or interpretive changes would occur, these or other changes could fundamentally change the dynamics of our industry or the costs associated with our operations. Changes in public policy or enforcement priorities could materially affect our profitability, our ability to retain or grow business, or in the event of extreme circumstances, our financial condition. There can be no assurance that legislative or regulatory change or interpretive differences will not have a material adverse effect on our business.

Any constraints on the capacity of our technology infrastructure could delay the effectiveness of our operations or result in system failures, which would harm our business and results of operations.

Our future success depends in part on the efficient performance of our software and technology infrastructure. As the number of our websites and digital offerings and users who access those websites and digital offerings increases, our technology infrastructure may not be able to meet the increased demand. A sudden and unexpected increase in the volume of consumer usage could strain the capacity of our technology infrastructure. In addition, the productivity of our employees and the speed of our bringing products to market are dependent upon the ability of our systems to adequately support these activities. Any capacity constraints we experience, or constraints of insufficient infrastructure, could lead to slower response times or system failures and adversely affect the availability of websites, the level of consumer usage, and the speed of bringing new products to market, which could adversely affect our business and results of operations. In addition, our failure to update and enhance our baseline customer fulfillment and ancillary systems would prevent us from efficiently supporting our direct marketing and digital initiatives, which could have a material adverse impact on our results of operations.

We may not be able to adequately protect our information systems.

Our ability to protect our information systems against damage from a data loss, security breach, computer virus, fire, power loss, telecommunications failure or other disaster is critical to our future success. Some of these systems may be outsourced to third-party providers from time to time. Any damage to our information systems that causes interruptions in our operations or a loss of data could affect our ability to meet our clients’ requirements, which could have a material adverse effect on our business, financial position or operating results. While we take precautions to protect our information systems, such measures may not be effective, and existing measures may become inadequate because of changes in future conditions.

In addition, we also face the risk of unauthorized access to our databases or the corruption of our databases as a result of technology failure or otherwise. Enhancing and refreshing the databases, maintaining the ability to utilize the information available from the database, and properly utilizing the available information are vital to the success of our business, and our failure to do so would lead to decreased sales, and would materially and adversely affect our results of operations and financial condition.

Our reputation and business results may be adversely impacted if we, or subcontractors upon whom we rely, do not effectively protect sensitive personal information of our customers.

Current privacy and data security laws and industry standards impact the manner in which we capture, handle, analyze and disseminate customer and prospect data as part of our client engagements. Business-to-business and business-to-consumer electronic commerce, including that which is Internet-based, requires the secure transmission of confidential information over public networks. Some of our products and services are accessed through the Internet.

If we fail to effectively protect and control sensitive personal information (such as credit card numbers) of our customers, we may incur significant expenses, suffer reputational harm and loss of business, and, in certain cases, be subjected to regulatory or governmental sanctions or litigation. Even a well-publicized security breach that may affect us or our industry, such as database intrusion, could be detrimental to our business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the information systems that access our products, services and proprietary database information. These risks may be increased due to our reliance on subcontractors and other third parties in providing a portion of our overall services in certain engagements. We cannot guarantee that these third parties will effectively protect and handle sensitive personal information or other confidential information, or that we will have adequate recourse against these third parties in that event.

We may not realize our anticipated cost savings from our cost savings initiatives; any failure to manage costs could hamper profitability.

The level of our expenses impacts our profitability. While we proactively attempt to manage such expenses effectively and timely to correspond with our revenue trends, increases in the cost of sales and marketing, staff related expenses, investment in new products, acquisitions, and implementation of regulatory requirements, among others, may occur from time to time. We have benefited from the implementation of various cost saving initiatives, including the outsourcing of certain functions such as information technology, promotion procurement and print procurement, the implementation of workforce reductions and the absence of certain other expenses. We continue to engage in a company-wide effort to reduce expenses. Additional operational initiatives have been identified such as real estate optimization, vendor consolidation and continued review of overhead, selling, general and administrative expense. However, estimates of cost savings are inherently uncertain, and we may not be able to achieve these cost savings on expense reductions within the period we have projected or at all. In addition, our implementation of these initiatives is expected to require upfront costs. Our ability to successfully realize savings and the timing of any realization may be affected by factors such as the need to ensure continuity in our operations, contracts, regulations and/or statutes governing employee-employer relationships, our ability to renegotiate supply contracts or find alternative suppliers and other factors. There can be no assurance that we will be able to successfully contain our expenses or that even if our savings are achieved that other expenses will not offset any such savings. Our estimates of the expenses necessary to achieve the savings we have identified may not prove accurate, and any increase in such expenses may affect our ability to achieve our anticipated savings within the period we have projected, or at all. This may result in an adverse effect on our financial position, results of operations and cash flows.

Increases in postage and paper and other operating costs could negatively affect our results.

Paper and postage represent significant components of our total cost to produce, distribute, and market our products. We use the local country postal service for distribution of substantially all of our magazines and many of our marketing materials. We also rely on direct mail for a significant portion of our international customer acquisition activities. As such, the continued rise in postal rates has increased our costs. In addition, for our product lines where the customer pays shipping directly, higher postal rates or other delivery charges increase the total cost of our products to our customers, which may have a negative effect on sales. During the year ended December 31, 2011, we incurred postage and delivery service costs of approximately $259 million. Postal rates are dependent on the operating efficiency of the various postal services and on legislative mandates imposed upon those postal service organizations. Although we work with others in the industry and through trade organizations to encourage the postal service organizations to implement efficiencies that will limit rate increases, we cannot predict the magnitude of future price changes in postage. The current economic environment is likely to lead to further potential rate increases. Higher postal rates or other delivery charges usually increase the total cost to our customers, which may have a negative impact on sales. Further, we may be unable to pass such increases on to our customers. In certain jurisdictions rates have become so high that we have begun contracting with private vendors as an alternative, but we cannot be assured that these relationships will be successful, or that we will be able to reach agreement with similar vendors in the future.

Paper is the principal raw material used in our business for printed products and promotional materials. During the year ended December 31, 2011, we incurred paper costs of approximately $105 million. Paper is a commodity and its price is subject to significant volatility. The price of paper may fluctuate significantly in the future, and changes in the market supply of or demand for paper could affect delivery times and prices. We may need to find alternative sources for paper from time to time. We cannot assure you that we will continue to have access to paper in the necessary amounts or at reasonable prices or that any increases in the cost of paper will not have a material adverse effect on our business. Further, we may not be able to pass such increases on to our customers. Our inability to absorb the impact of increases in postage and paper costs or any strategic determination not to pass on all or a portion of these increases to customers could materially and adversely affect our results of operations and financial condition.

We outsource certain aspects of our business to third party vendors that may fail to reduce costs and may subject us to risks, including disruptions in our business and increased costs.

We continuously seek to make our cost structure more efficient and to focus on our core strengths. This includes contracting with other companies to perform functions or operations that, in the past, we have performed ourselves. We currently rely on partners or third party service providers for the provision of certain business process functions, including print and promotion procurement, information technology, certain accounting operations and customer service, and we may outsource additional business functions in the future. As a result, we are no longer able to exercise direct control over some aspects of the outsourced operations and processes including controls over certain financial reporting processes, which could adversely affect our business. Although we believe that outsourcing will result in lower costs and increased efficiencies, this may not be the case. Because these third parties may not be as responsive to our needs as we might be ourselves, outsourcing increases the risk of disruption to our operations. For example, our operations in Europe in 2009 were impaired due to a subcontractor error, which resulted in a delayed mailing and lost revenue. If we are unable to effectively utilize, or integrate with, our outsource providers, or if these partners or third party service providers experience business difficulties or are unable to provide business services as anticipated, we may need to seek alternative service providers or resume providing these business processes internally, which could be costly and time consuming and have an adverse effect on our operating and financial results. We also rely on hardware and software systems provided by third party vendors to perform vital functions and processes in our operations. Our inability to operate and integrate these technologies properly may negatively impact our operations and may harm our business and operating results. In addition, the failure of a vendor to continue to provide services or upgrades to such technology may negatively impact our business and operating results.

We may not be able to adequately protect our intellectual property, our brands or our reputation.

Our intellectual property, including our copyrights, trademarks, service marks, patents, and trade secrets, and all of our other proprietary rights, are important assets. We may not be able to prevent third parties from imitating or reproducing our products without authorization or infringing our intellectual property rights. Although we rely on copyright, patent, trademark and other laws in the United States and other jurisdictions to protect our intellectual property rights, we may be unable to successfully protect them. In addition, the laws of many foreign countries do not protect intellectual property to the same extent as do the laws of the United States. Therefore, it may be more difficult to protect our intellectual property rights in some foreign jurisdictions, including new markets into which we want to expand our business through direct or licensing arrangements. Imitation of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our business including our revenue.

In addition, we cannot be certain that the conduct of our business does not and will not infringe the intellectual property rights of other parties. Our business activities have in the past been alleged, and could in the future be alleged or determined to have infringed upon the intellectual property rights of others. We could incur significant costs to protect our intellectual property rights or to defend against infringement and other claims by third parties, and our results of operations, financial condition and reputation could be adversely affected. There can be no assurance that we would prevail in any litigation relating to our intellectual property. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and to cease making or selling certain products.

Furthermore, our global operations use intellectual property that is generated by our local operating companies. In the event of the insolvency of one or more of our subsidiaries, intellectual property used by us could become unavailable for further use or there could be additional costs associated with the use of it.

Our brand and our reputation are also important assets, as our ability to attract and retain customers is in part dependent upon the external perceptions of our Company, the quality of our products and services, and our integrity. Among other events that can affect our public perception, from time to time, we learn of schemes by third parties in which our brand names are used in connection with fraudulent sweepstakes contests. Damage to our reputation or negative publicity or perceptions about us, including by association with fraudulent schemes or adverse developments in the industries in which we conduct our businesses, could cause a loss of consumer confidence in the Company, as well as unfavorable regulatory scrutiny. In the United States, there is a proliferation of consumer fraud (check scams, sweepstakes scams) including acts misusing and misappropriating our brand name; these may negatively impact our brand and the effectiveness of our direct mail sweepstakes programs.

Further non-cash impairment of goodwill and intangible assets is possible, depending upon future operating results.

The carrying value of goodwill represents the fair value of our business in excess of identifiable assets and liabilities. The carrying value of other intangibles represents the fair value of trademarks, tradenames, copyrights, customer relationships and other acquired intangibles. Goodwill and other acquired intangibles that are expected to contribute indefinitely to our cash flows are not amortized but must be evaluated by management at least annually for impairment. Although we wrote down certain of our intangible assets (including goodwill) by $258.2 million in the year ended December 31, 2011, further impairment charges are possible. We test our goodwill and intangible assets for impairment during the fourth quarter of every year and on an interim basis if indicators of impairment become apparent. If carrying value exceeds current fair value, the goodwill or intangible asset is considered impaired and is reduced to fair value via a charge to earnings. As a result of applying fresh start accounting in connection with our emergence from bankruptcy, we have a significant amount of goodwill and other intangible assets on our balance sheet. Some factors that have affected our impairment assessment include both the operating cash flows of our business and the volatility of the market with respect to the industry in which we operate. Although these charges would be non-cash in nature and would not affect our operations or cash flow, they would adversely affect stockholders’ equity and reported results of operations in the period charged. Refer to “Note 4—Impairment of Assets” in the Notes to our December 31, 2011 Consolidated Financial Statements for further information. Should management determine in the future that our goodwill or other intangible assets have become further impaired, our earnings may be materially and adversely affected.

We experience significant fluctuations in working capital between fiscal quarters, which could impact our ability to accurately forecast our liquidity position.

Our business is highly seasonal, with our strongest revenue typically generated in the fourth calendar quarter due to consumer purchases during the holiday season.  As a result of the seasonal nature of our business, we experience working capital fluctuations from June through September, as we prepare to enter our busy selling season. While our annual working capital adjustments due to operations are historically relatively low, we may also experience a significant negative working capital impact due to the effect of declining revenue resulting from the lowering of circulation rate bases and declines in our active customer base. Additionally, our bankruptcy process has resulted in several one-time adjustments to working capital that make it hard to compare changes on a comparable basis. We expect that seasonal working capital fluctuations will continue to occur, which may impact our ability to accurately forecast our performance, results or cash position and therefore could result in a more constrained liquidity position.

Increases in sales, income and other taxes could reduce our revenue and impact profit and cash flows.

In certain domestic and international markets, some or all of our products are subject to local and national sales taxes and other taxes such as value-added taxes. Increases in taxes may have a negative effect on the sales of our products. Higher taxes also may reduce profit margins on these products if we are unable to pass on the increase to our customers. In jurisdictions where applicable tax must be included in the purchase price (rather than separately stated on bills), we may be unable to fully recover from customers the amount of any tax increase or new tax.

The application of tax laws resulting from our chapter 11 proceedings, including the impact of cancellation of indebtedness and changes in other tax attributes, will have an adverse tax effect on our future cash tax obligations.

Our global effective tax rate and cash tax obligations increased due to the impact of the reorganization of our debt during bankruptcy. The cancellation of indebtedness income, not recognized for U.S. tax purposes, significantly reduced the U.S. tax basis in our assets, as well as U.S. tax attributes (including net operating losses and income tax credits).  As a result, we expect our future U.S. effective tax rate and cash tax obligations, including cash taxes from the sale of assets, to increase.  Increases such as these could materially and adversely affect our results of operations and financial condition.

Due to federal income tax rules applicable to chapter 11 proceedings, we did not recognize cancellation of indebtedness income (“CODI”) for federal income tax purposes. As a result of not recognizing CODI, the tax basis of our U.S. assets, as well as certain U.S. tax attributes (including net operating losses and income tax credits), were reduced or eliminated. The amount of CODI was determined as of February 19, 2010, our chapter 11 emergence date, while the actual tax basis and tax attribute reduction occurred as of June 30, 2010, the final day of our tax year. These adjustments were made pursuant to a series of complex calculations that are subject to review and challenge by the IRS. In addition, to the extent tax attributes survived after being reduced for CODI, these attributes have been significantly limited as to their future use pursuant to Sections 382 and 383 of the Code. Since our forecasted cash tax position is determined, in part, by the availability of tax attributes and tax basis in assets, there is a risk that future cash tax liabilities will increase as a result of not recognizing CODI.  Furthermore, to the extent we engage in divestiture transactions, we will likely incur higher cash taxes as a result of the low tax basis in assets, and limitations on tax attributes discussed above.

The occurrence of natural or man-made disasters could disrupt the marketing and promotion and delivery of our products and services, and adversely affect our financial condition and results of operation.

The success of our businesses is largely contingent on the availability of direct access to customers. For example, a significant portion of our business relies on postal services and private mail delivery of products and for promotional marketing activity. As a result, any event that disrupts or limits our direct access to customers or disrupts our ability to rely on postal services and private mail delivery or other delivery services would materially and adversely affect our business. We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, and pandemic health events such as swine influenza, as well as man-made disasters, including acts of terrorism and military actions. A natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster, which could, among other things, result in a decline in business from those areas. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. In addition, increased energy costs, strikes and other labor-related supply chain disruptions, poor postal service or disruptions to service from postal strikes could adversely affect our business. A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.

Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change to the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in subsequent fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost of subsequent fiscal years. Significant variations in pension performance could produce volatility in our reported results, and significant under funding in our pension plans could necessitate higher company contributions to those plans.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed. There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our reporting obligations, and there could be a material adverse effect on our business and financial results.

You may not be able to compare our historical financial information to our current financial information.

As a result of our emergence from bankruptcy, we are operating our business with a new capital structure, and are subject to the fresh start accounting prescribed by generally accepted accounting principles. Accordingly, unlike other companies that have not previously filed for bankruptcy protection, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements contained in this Annual Report on Form 10-K. Without historical financial statements to compare to our current performance, it may be more difficult for you to assess our future.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

As of December 31, 2011, our total debt was approximately $603.8 million. On March 6, 2012, we repaid the Secured Term Loan and on March 21, 2012, we repaid the Senior Credit Facility, using proceeds from the sale of our Allrecipes.com business.  However, subject to the limits contained in the credit agreement governing our unsecured term loan, the indenture governing the notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important negative consequences for us. For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•                  limit our ability to obtain additional financing to fund future working capital, capital expenditures, product developments, acquisitions or other general corporate requirements;

•                  require the deduction of a substantial portion of our cash flows from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under the credit facility and the floating rate notes, will be at variable rates of interest;

•                  limit our flexibility in planning for and reacting to changes in the industry in which we compete;

•                  place us at a disadvantage compared to other, less leveraged competitors; and

•                  increase our cost of borrowing.

In addition, the indenture governing the notes and the credit agreement governing our unsecured term loan contain restrictive covenants that will limit our ability to engage in activities that may be in our long term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debts.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing our unsecured term loan and the indenture governing the notes restrict our ability to dispose of assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Debt.”

In addition, we conduct our operations through our subsidiaries, certain of which are not guarantors of the notes or our other indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiary guarantors and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the notes, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Although the indenture governing the notes and the agreements governing certain of our other existing indebtedness will limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the notes.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the notes.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of notes and the lenders under the unsecured term loan could declare all outstanding principal and interest to be due and payable, the lenders under the credit facility could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing the notes and the credit agreement governing our unsecured term loan contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with our current indebtedness, subject to collateral arrangements, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The terms of the credit agreement governing our unsecured term loan and the indenture governing our notes may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

The credit agreement governing our unsecured term loan and the indenture governing the notes contain, and any future indebtedness our ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to:

•                  incur additional indebtedness;

•                  pay dividends and make other restricted payments;

•                  make investments;

•                  create liens;

•                  sell or otherwise dispose of assets, including capital stock of subsidiaries;

•                  consolidate or merge with or into, or sell substantially all of our assets to, another person;

•                  enter into transactions with affiliates; and

•                  make capital expenditures.

The credit agreement governing our unsecured term loan also requires us to maintain certain financial ratios and to satisfy other financial conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet them.

Our failure to comply with the covenants or financial ratios contained in the indentureand the credit agreement governing our unsecured term loan could result in an event of default which would allow some of our creditors to declare all amounts outstanding, to be due and payable, require us to apply all of our available cash to repay these amounts or prevent us from making debt service payments on our notes, any of which could result in an event of default under our notes. If we were unable to repay the amounts due and payable our lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or holders of notes accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

Some of the cash that appears on our balance sheet may not be available for use in our business or to meet our debt obligations.

In some countries where we do business, local regulations require that we deposit cash in separate accounts to support the prizes offered in our sweepstakes promotions. Pending the awarding of the prizes, the cash deposits are blocked and not available for other uses in our business and will not be in accounts subject to control agreements in favor of the holders of the notes. In addition, at times we are required to make cash deposits to support bank guarantees of our obligations under certain office leases or amounts we owe to certain vendors from whom we purchase goods and services. These cash deposits are not available for other uses as long as the bank guarantees are outstanding. Finally, certain countries in which we do business, such as Russia and Brazil, have regulations that restrict our ability to send cash out of the country. As a result, excess cash at our subsidiaries in those countries may not be available to meet obligations we have in other countries. In light of the foregoing factors, the amount of cash that appears on our balance sheet may overstate the amount of liquidity we have available to meet our business or debt obligations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

We are headquartered in New York, NY, where we lease office space. We also lease space in White Plains, New York, various other US cities and international locations.  The Company owns a building in Greendale, Wisconsin.  Collectively, these locations house our executive, administrative, editorial, advertising sales and operational offices, along with warehouses and other facilities.

The media and publishing businesses operate mainly from the New York, NY and Greendale, Wisconsin locations.  Our direct marketing businesses operate within our various international locations.

We believe that our current facilities are adequate to meet our present and reasonably foreseeable needs.  We also believe that adequate space will be available to replace any leases that expire in the near future.

The table below shows our headquarters and other properties that we own or lease:

Location	Area (sq. ft.)	Segment
Greendale, WI	152,000 owned	North America
White Plains, NY	143,000 leased	North America, Europe, Asia Pacific & Latin America
New York, NY	89,000 leased	North America
Various U.S. Cities	21,000 leased	North America
International	1,000 owned; 483,000 leased	Europe, Asia Pacific & Latin America, North America

We believe that our current facilities, together with expansions and upgrades of facilities presently underway or planned, are adequate to meet our present and reasonably foreseeable needs.  We also believe that adequate space will be available to replace any leases that expire in the near future.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, lawsuits, investigations and proceedings that arise in the ordinary course of business.

As previously disclosed, on April 19, 2010, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand requesting the production of documents and information, regarding the marketing of the Ab Circle Pro fitness product, to Direct Entertainment Media Group, Inc. (“DEMG”), a subsidiary of The Reader’s Digest Association, Inc., as well as certain third parties involved in the manufacture and promotion of the product.  DEMG provided its initial responses by August 23, 2010 and had not heard from the FTC until June 2011, at which time the FTC indicated it would seek authority to enter into consent negotiations with DEMG regarding the terms of a Consent Order.  On October 5, 2011, the FTC indicated that it had received authority from the Bureau of Consumer Protection to enter into consent negotiations.  The FTC also indicated that its proposed Consent Order would include The Readers Digest Association, Inc. and Direct Holdings Americas, Inc. as parties to the settlement and injunctive relief regulating certain marketing activities in the future, and that it would seek restitution.  We are currently in consent negotiations with the FTC and both parties are working toward reaching a mutually agreeable settlement.  However, if we are unsuccessful in reaching a mutually agreeable settlement with the FTC, the matter will result in litigation.  If litigation results, we intend to vigorously defend our position; however, we cannot predict the outcome or the timing of litigation.  If a settlement is reached, we expect it to occur in the second quarter of 2012.  Although the Company believes that the amounts reserved are adequate based on currently available information, the estimation process involves a considerable amount of judgment by management and ultimate amounts could vary materially.  During the fourth quarter of 2011, the reserve was increased to reflect the ongoing negotiations. Either a settlement with the FTC or litigation over the matter could have a material impact on our financial condition and liquidity.

On December 30, 2011, the Polish Office for the Protection of Consumers and Competition (“UOKiK”) issued a decision in its consumer protection proceeding against Reader’s Digest Przeglad Sp. z o.o. (Reader’s Digest Poland, “RDP”).  UOKiK’s takes the position that RDP’s sweepstakes-based direct mail marketing model makes use of practices which may mislead consumers and/or fail to provide clear and complete information on the details of the distance-selling contracts executed between RDP and the consumers.  The decision requires RDP to (i) pay a fine of approximately $1.3 million, (ii) announce the decision on its website and in two national papers, and (iii) change certain of its promotional materials.  RDP filed an appeal on January 16, 2012, with the consumer protection/competition court, and UOKiK’s decision is not binding prior to the consumer protection/competition court’s ruling on appeal.  A ruling by the appellate court is expected in six to twelve months.  Although we cannot predict the final outcome of this matter, based on the information presently available to us, management does not believe that the ultimate resolution of this investigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our outstanding common stock is privately held, and there is no established trading market for our common stock.

Holders

As of February 29, 2012, there were approximately 125 holders of record of our Class A and 2 holders of record of our Class B common stock, including record holders on behalf of an indeterminate number of beneficial owners.

Dividends

There have been no cash dividends declared or paid on our common stock in the last two fiscal years.  Our $10 million unsecured term loan (“2011 Unsecured Term Loan”) and the indenture governing our Floating Rate Senior Secured Notes due 2017 (the “Notes”) restrict our ability to pay dividends.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant.  Furthermore, as a holding company, we depend on the cash flow of our subsidiaries.  Our indenture and 2011 Unsecured Term Loan impose restrictions on our subsidiaries’ ability to distribute cash to us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 28, 2011, the Company announced the final results of its share repurchase tender offer, which expired at 11:59 p.m., EST, on February 25, 2011.  The Company purchased 1,494,134 shares of common stock at a price of $29.00 per common share for a total cost of $43.3 million.  The shares of common stock accepted for purchase pursuant to the tender offer represented approximately 5.4% of the Company’s then outstanding shares of common stock.  The Company funded the repurchase of the shares using available cash.

ITEM 6.    SELECTED FINANCIAL DATA

RDA Holding Co., and Subsidiaries

Selected Historical Data

(in millions)

	Successor Company		Predecessor Company
		February 20
	Year ended	to	January 1 to	Six months ended December
	December	December	February 19,	31,		Year ended June 30,
	31, 2011	31, 2010 (a)	2010 (a)	2009 (a)	2008 (a)	2009 (a)	2008 (a)	2007 (a) (b)
Statement of Operation Data

Revenue	$1,438.2	$1,255.4	$213.0	$928.8	$1,025.8	$1,914.2	$2,103.2	$570.0
Operating (loss) profit	(292.9)	(32.1)	(31.5)	(9.8)	(7.6)	(877.3)	38.3	20.7
(Loss) income from continuing operations before discontinued operations	(344.2)	(24.4)	1,640.5	(95.7)	(122.9)	(1,065.8)	(214.8)	(65.5)

Net (loss) income	(393.2)	(29.6)	1,793.6	(92.4)	(213.9)	(1,246.5)	(545.1)	(108.3)

Balance Sheet Data (as of the last day of the period)
Cash and cash equivalents, short-term investments and marketable securities	112.3	169.4		297.4	62.7	117.7	73.5	50.2

Total assets	1,564.1	2,028.8		2,343.9	3,572.9	2,238.5	3,974.0	4,398.6

Long-term debt	603.8	510.7		—	2,458.1	396.3	2,440.5	2,288.1
Stockholder’s equity (deficit)	142.6	592.6		(1,718.1)	(488.0)	(1,664.8)	(85.7)	686.5

(a)       Revenue and operating (loss) profit varies from the amount previously reported as a result of Allrecipes.com, Lifestyle and Entertainment Direct (“LED”) and Weekly Reader being classified as discontinued operations in the fourth quarter of 2011.

(b)       The significant increase in revenue, expenses, assets, and liabilities is due to RDA Holding Co. acquiring The Reader’s Digest Association, Inc. on March 2, 2007.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except share and per share amounts)

Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of the Company is intended to provide a reader of our Consolidated Financial Statements with a narrative from management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  This discussion is organized as follows:

•                  Executive Overview

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Recent Accounting Pronouncements

This discussion should be read in conjunction with the Consolidated Financial Statements and related notes presented elsewhere in this report.  This discussion contains forward-looking statements about our markets, the demand for our products and services and our expectations regarding future results, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing, particularly in “Risk Factors”.

Certain amounts and percentages do not recalculate due to rounding.  Any references in MD&A to “we,” “us,” “RDA,” “the Company” and “our” generally refer to RDA Holding Co. and its subsidiaries.

As discussed in Note 2, Reorganization and Emergence from Chapter 11, in the Notes to our December 31, 2011 Consolidated Financial Statements, we emerged from chapter 11 bankruptcy protection on February 19, 2010 (“Emergence Date”), and adopted fresh start accounting in accordance with Accounting Standards Codification (“ASC”), Topic 852, Reorganizations.  In accordance with generally accepted accounting principles in the United States, we were considered a new company upon our emergence from bankruptcy, with the periods prior to February 19, 2010 representing the predecessor company (“Predecessor Company”) and the periods after February 19, 2010 representing the successor company (“Successor Company”).  The periods subsequent to February 20, 2010 include the impact of the application of fresh start accounting upon our emergence from bankruptcy.  Accordingly, our consolidated financial statements on February 19, 2010 and subsequent periods are not comparable, in various material respects, to our consolidated financial statements prior to that date.

On February 19, 2010, concurrent with our emergence from bankruptcy, we changed our fiscal year end from June 30 to December 31, effective for the six months ended December 31, 2009.  This discussion includes the periods prior to February 19, 2010 (“Pre Emergence”) and the period February 20 to December 31, 2010 (“Post Emergence”).  We have also included the twelve months ended December 31, 2009, an unaudited period, in our Results of Operations section.  The twelve months ended June 30, 2009 represents fiscal 2009.  All references to 2009 in this section, unless otherwise indicated, are to fiscal 2009.

Executive Overview

We are a global, multi-brand and multi-platform media and direct marketing company that educates, entertains and connects audiences around the world. We are dedicated to providing our customers with the inspiration, ideas and tools to simplify and enrich their lives. With a database of more than 140 million customers, we produce and sell print and digital magazines, books and music to consumers in 78 countries and 21 languages through multiple channels, such as direct mail (including catalogs), the Internet and retail. Through trusted partners and expert sourcing we co-brand, market and sell other consumer goods and financial services.

We are global experts in creating and curating content and marketing.  We are engaged in media and direct marketing, providing content to consumers through multiple media platforms, including print, online, digital download, books and home entertainment products, and social media platforms.  Our North American operations feature our three Master Brands: Reader’s Digest, Taste of Home and The Family Handyman; along with our Enthusiast Brands: Birds and Blooms, Country, Country Woman, Farm & Ranch Living and Reminisce.  Our international operations leverage our marketing, database and content curation and creation skills along with our global reach to build ongoing relationships with our customers by offering them Reader’s Digest-branded magazines, books, videos and music; specialty publications; and third-party products and services that align with their interests. We divide our international businesses into two regions: Europe and Asia Pacific & Latin America (“APLA”). We publish 75 magazines worldwide, with a total circulation of approximately 23 million and an estimated global readership of more than 100 million as of December 31, 2011.

Our strategic commitment is to restore shareholder value and stabilize our business, by evolving towards a more simplified and profitable business, with greater predictability over financial results and a stronger financial foundation.

To achieve our strategy, we are concentrating efforts on our core businesses and focusing our resources toward building and enhancing our Master Brands.  These are the more substantial, owned and operated brands that have the greatest potential to grow across multiple platforms and through new revenue streams such as partnerships and licensing in markets around the world, in both our published and non-published businesses.  We were pleased with our full year 2011 results from new revenue streams such as our Humana partnership, within our North America segment; as well as progress in our digital offerings, which have resulted in our digital revenue growing to approximately 7% of total revenue.

In tandem, we have or intend to exit or dispose of businesses which are unprofitable or not strategic to our long-term plan. To illustrate, our Allrecipes.com, Lifestyle and Entertainment Direct (“LED”) and Weekly Reader businesses were reclassified as businesses held for sale and discontinued operations as of December 31, 2011.  The sales of the Allrecipes.com and Weekly Reader businesses were completed in the first quarter of 2012.  We initiated the sale process for the LED business in the fourth quarter of 2011.  Refer to the “Discontinued and

Deconsolidated Operations” section below.  Further, in October 2011, we sold the Every Day with Rachael Ray magazine title, for which we recognized a gain in other operating items, net.  These strategic transactions are evidence of our strategy towards focusing on our core businesses.

We have also taken steps in 2011 towards rationalizing our cost structure, by adjusting our global workforce, with a reduction of approximately 385 positions. See Note 5, Other Operating Items, Net in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.  We are also evaluating our non-employees costs for further savings initiatives.

We realized some benefits from these initiatives during the fourth quarter of 2011 and expect to continue to benefit from them throughout 2012.  Notwithstanding these initiatives, in recent periods our business continued to face a number of challenges, including softness in our international markets, which have had an adverse impact on our results of operations.  We expect some of these conditions, many of which are outside of our control, to continue during 2012, and possibly into 2013.  While we continue to have confidence in our overall strategy and intend to work vigorously on addressing the challenges in our business, we cannot be certain that we will be able to fully realize all of the benefits of our operational and strategic initiatives or that, even if realized, those benefits will be sufficient to fully offset the impact of a weaker business environment and global economic conditions on our business.  Refer to “Liquidity and Capital Resources” below for further information.

Financial Highlights

We generate revenue from non-magazine products (including single and series print and digital book sales, music, video and DVD products), magazine-related products (including subscription revenue, advertising revenue and newsstand revenue) and non-published products and services (including vitamins and related health products, jewelry, merchandise, wine, mailing list rentals and royalty and license agreements).  Our products are offered to our customers on print and digital formats and are delivered through direct mail, retail and digital channels.  Our media businesses generate revenue primarily through magazine subscriptions, newsstand and advertising revenue and, to a lesser extent from the sale of print and digital books, music and other home entertainment products.  Our promotions to customers in our media businesses are based on specific customer interests.  Our direct marketing businesses generate revenue primarily through the sale of print and digital books, home entertainment and non-published products and services, along with magazine subscriptions and advertising.  Our promotions to customers in our direct marketing businesses are focused on a customer-centric affinity-driven marketing model, which includes both sweepstakes and targeted promotions based on customers’ interests in our international markets.

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

Since our Emergence Date, we have experienced significant economic headwind and declines in many of the geographical locations in which we operate, resulting in diminishing sales of some of our products.

Our working capital fluctuations reflect the seasonality of our business and the timing of our peak sales in the fourth quarter.  During the first and third quarter, our working capital requirements typically reflect lower receivable balances build up resulting from the lower first and third quarter sales together with cash collections from the more significant second and fourth quarter sales.  In addition, our U.S. magazine businesses sell and renew a significant portion of our magazine subscriptions during the third quarter, resulting in cash generation.  During the fourth quarter, selling activity increases.  As a result, working capital increases, reflecting higher receivable balances and lower deferred revenue as magazine revenue is recognized.

Since our Emergence Date, we have had to place alternative forms of financing to help us meet our working capital requirements and to fund continuing cash operating deficits.  This has resulted in significant interest cost and financing fees.

In March 2012, we repaid our 2011 Secured Term Loan (as defined in the “2011 Credit Facilities” section below) and our Senior Credit Facility (as defined in the “April 2011 Board Change and Related Matters” section below), using net proceeds from our January 2012 sale of Allrecipes.com.  Additionally, in March 2012, related to our 2011 Unsecured Term Loan, we obtained a waiver for the December 31, 2011 financial covenant test and obtained an amendment, in respect to the senior secured leverage ratio for the quarter ended March 31, 2012 and thereafter.   Refer to “Liquidity and Capital Resources Sufficiency of capital resources” and Note 28, Subsequent Events, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

At December 31, 2011, we had three reportable segments which operate our media and direct marketing businesses: North America, Europe and Asia Pacific and Latin America (“APLA”).  Our North America segment primarily operates our media businesses, while our Europe and APLA segment primarily operate our direct marketing businesses.  Total revenue for the year ended December 31, 2011 was $1,494.2, excluding intercompany eliminations and fair value adjustments, of which the North America, Europe and APLA segments contributed 45.5%, 38.0% and 16.5% respectively.

For the year ended December 31, 2011, excluding intercompany eliminations and fair value adjustments, the combined sales of books, music, other home entertainment products and other products contributed 58.0% of total revenue, while magazine subscriptions, newsstand sales and advertising contributed 42.0% of total revenue.

Since our Emergence Date, during the year ended December 31, 2011 and the period February 20 to December 31, 2010, we recorded asset impairment charges of $262.2 and $16.4, respectively; and restructuring charges of $36.2 and $22.4, respectively.

September 2011 Change in Senior Management

On September 12, 2011, our Board appointed Robert Guth as President and Chief Executive Officer of the Company (“CEO”), effective the same date.  Mr. Guth is also a member of the Board.  Also, effective September 12, 2011, Thomas Williams agreed to resign as President and CEO, as well as a director, of the Company.

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

2011 Credit Facilities

On August 12, 2011, the Company entered into a $45.0 secured term loan (“2011 Secured Term Loan”), along with a $10.0 unsecured term loan (“2011 Unsecured Term Loan” and, together with the 2011 Secured Term Loan, “2011 Credit Facilities”), which provided for $55.0 of incremental debt financing.  On March 6, 2012, we repaid the 2011 Secured Term Loan, which fully satisfied our obligations, using proceeds from the sale of Allrecipes.com.  Refer to “Liquidity and Capital Resources — Sufficiency of capital resources” and Note 28, Subsequent Events, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

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

The Board Change and related change in senior management were significant events for the Company.  While we resolved the event of default under the Senior Credit Facility created by the Board Change, the amendment to the Senior Credit Facility placed further restrictions on our ability to take certain actions, such as paying dividends, repurchasing our common stock, and prepaying other debt.  We also were required to fund the various unanticipated cash expenses arising as a result of the Board Change and related senior management change, including funding the severance costs associated with Ms. Berner’s separation from the Company and costs associated with the accelerated vesting of RSUs and options under the 2010 Plan, as well as the legal and other professional fees incurred in connection with these events.  We funded these events and our general working capital requirements, as well as anticipated capital requirements, in part through borrowings under the 2011 Credit Facilities and Senior Credit Facility.  Refer to the “Management Overview” and “Liquidity and Capital Resources” discussions below for further information.

Emergence from Chapter 11

As discussed in Note 2, Reorganization and Emergence from Chapter 11, in the Notes to our December 31, 2011 Consolidated Financial Statements, on August 24, 2009, we and substantially all of our United States subsidiaries (together, the “Debtors”), filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The chapter 11 Cases were jointly administered under the caption In re: The Reader’s Digest Association, Inc., et al., Case No. 09-23529 (“chapter 11 Cases”).  The filing was made to allow the Debtors to implement a restructuring pursuant to a pre-negotiated plan of reorganization aimed at improving the Company’s capital structure while leaving our operations largely intact.  In our chapter 11 proceedings, the Debtors continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  On January 19, 2010, the court confirmed our Third Amended Proposed Joint Chapter 11 Plan of Reorganization and we emerged from bankruptcy on February 19, 2010.  The chapter 11 Cases were closed in the fourth quarter of 2011.

Discontinued and Deconsolidated Operations

Discontinued Operations

Discontinued Operations, for the year ended December 31, 2011, included the operations of LED, Allrecipes.com and Weekly Reader.  Each of these businesses was previously a reportable segment; the Weekly Reader business previously constituted our Other reportable segment.  We classified these operations as held for sale at December 31, 2011, reflecting the Company’s intent to sell.  The sales of the Allrecipes.com and Weekly Reader businesses were completed in the first quarter of 2012.

We reported a loss from discontinued operations, net of taxes, of $49.0 for the year ended December 31, 2011.

Deconsolidation of RDA UK

Effective February 17, 2010, the Company deconsolidated our United Kingdom subsidiary, Reader’s Digest Association (“RDA UK”) as a result of RDA UK filing for administration.  As of the aforementioned date, the United Kingdom High Court of Justice appointed an administrator who replaced management and the Board of Directors of RDA UK, and is responsible for any decision making regarding the day-to-day operations, assets, liabilities and capital of RDA UK.  As a result, we relinquished our controlling financial interest in RDA UK.  Therefore, in accordance with ASC Topic 810, Consolidation, the financial results of RDA UK are no longer included in our consolidated financial results for periods beginning after February 17, 2010.

In the year ended December 31, 2011, we recorded a gain of $8.5, related to the settlement of remaining pre-petition and post-petition liabilities resulting from the RDA UK administration filing. Refer to Note 6, Deconsolidation, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

Industry factors

Our performance is affected by a number of important trends in the publishing and media industries including, but not limited to, the following:

Increased availability of information and popularity of user-generated content

In recent years, consumers have been exposed to an ever-increasing amount of information across various media and digital platforms; their experience with that information can be overwhelming, confusing and sometimes tainted by inaccuracies in the information which they encounter.  We believe that our history of consistently providing simple, trusted and insightful information has put us in a position to positively respond to this trend.

We are a pioneer of employing user-generated content.  Our Reader’s Digest magazine has, for many years, relied on readers’ contributions for a portion of its content.  In addition, almost all the content of certain of our publications, such as Taste of Home, is generated and submitted by consumers.  We believe that, in addition to reducing editorial costs, our ability to repurpose a significant amount of user-generated, community-oriented content creates a bond with consumers, generates improved renewal rates and is an important competitive advantage in both traditional and online media.

Availability of discretionary spending

Most of our product sales involve discretionary spending on the part of consumers and our advertising revenue similarly reflects discretionary spending by businesses.  We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income.  Consequently, our product revenue is particularly sensitive to general economic conditions and economic cycles as is advertising spending by businesses.  In recent periods, the challenging economic climate has negatively impacted our business.

Growth of digital platforms

We believe the growth of the Internet and other digital platforms has become a significant influence on the industries in which our businesses compete.  To our publishing business, the increased use of these digital platforms represents an opportunity to offer valuable content in new formats, attract a new audience and build relationships with current customers.  However, it also has the potential for decreasing demand for printed products, and the means of monetizing our products and services on these digital platforms is uncertain.  Also, a growing percentage of advertising revenue in consumer magazines has migrated toward standalone and companion websites, Internet search engines and other electronic media.  Reader’s Digest is one of the best-selling magazines across digital platforms.

To our direct marketing business, the Internet and other digital platforms provide a channel for acquiring new customers that allow us to supplement our use of direct mail through, for example, our international digital sweepstakes initiative which targets new customers through the Internet channel and is focused on increasing our active customer base and digital revenue.  We believe that digital platforms will enable us to acquire new customers and deliver content at a much lower cost.

Revenue sources

Books, home entertainment and non-published product revenue

We derive significant revenue from a variety of books and home entertainment products, including single and series book sales, music, video and DVD products, primarily sold under the Reader’s Digest brand name, and also through licensing agreements which allow us to sell products under brand names owned by others.  In addition, we derive revenue from a variety of non-published products, including vitamins and related health products, jewelry, merchandise, wine, mailing list rentals and royalty and license agreements.  For the year ended December 31, 2011, excluding intercompany eliminations and fair value adjustments, books, home entertainment and non-published products revenue generated $867.2 or 58.0% of total revenue, consisting of $476.9 in our Europe segment, $224.5 in our North America segment and $165.8 in our APLA segment.

Subscription revenue

Generally, we sell subscriptions to our publications through our direct marketing efforts or through third-party marketing companies or agents.  We receive a percentage of the total price of subscriptions sold through third-party agents based on specific agreements with each of the third-party agents.  In addition to third-party sources, we have historically sold subscriptions using a variety of techniques including direct mail, insert cards and the Internet.  As of December 31, 2011, we offered 75 magazines, including 50 editions of Reader’s Digest magazine, for subscription globally.  For the year ended December 31, 2011, excluding intercompany eliminations and fair value adjustments, subscription revenue generated $428.2 or 28.7% of total revenue, consisting of $305.4 in our North America segment, $73.1 in our Europe segment and $49.7 in our APLA segment.

Advertising revenue

Advertising rates and rate structures vary among publications and Internet properties and are based on, among other things, the circulation or audience of the particular property, the readership demographics, the scheduled frequency and the size and placement of the advertisement in the publication or website.  Advertising revenue is influenced by a number of external factors, including the presence and relative positioning of competing publications, the amount and allocation of marketing expenditures by advertising clients and the extent to which advertisers elect to advertise using print or online media.  While advertising revenue is significant to our North America segment on a consolidated basis, we believe that we are less reliant on advertising than many of our peers operating in the magazine business.  For the year ended December 31, 2011, excluding intercompany eliminations and fair value adjustments, advertising revenue accounted for $138.1 or 9.2% of total revenue consisting of $106.2 in our North America segment, $18.5 in our APLA segment and $13.4 in our Europe segment.

Newsstand revenue

Generally, we receive a percentage of the cover price of an individual magazine sold through the newsstand with the balance of the cover price retained by the magazine’s distributors, wholesalers and retailers.  For the year ended December 31, 2011, excluding intercompany eliminations and fair value adjustments, newsstand revenue accounted for $60.7 or 4.1% of total revenue, consisting of $43.7 in our North America segment, $11.6 in our APLA segment and $5.4 in our Europe segment.

Cost factors

Our business is affected by a number of significant cost factors, some of which affect specific types of products and others that affect our business as a whole.  Our most significant expenditures are for paper, postage and distribution.

Production and fulfillment costs

Production costs for our products include the cost of the physical production of our books and magazines, the cost of paper and the costs of merchandise purchased from third parties.  Our costs also include those related to fulfillment, warehousing, customer service and payment and order processing, which are generally handled by third parties.  These costs are generally proportionate to the volume of sales.

Postage costs

Historically, we have relied on direct mail for a significant portion of our customer acquisition activities.  The rise in postal rates in the various markets in which we operate has increased our customer acquisition costs as we depend on postal services and private delivery services for our promotion activities and the delivery of our products.  As we expand our channels into digital forums, we expect our customer acquisition costs to become less sensitive to postal costs.

Gasoline and transportation related costs

Significant increases in energy costs have in the past, and may in the future, result in the imposition of fuel surcharges by our suppliers or distributors that could adversely affect our operating margins and financial results.  These costs are generally proportionate to the volume of sales.

Paper costs

Paper is the principal raw material used in our business for printed products and promotional materials.  The supply and price of paper are subject to volatility and may be significantly affected by market and economic conditions.  These costs are generally proportionate to the volume of sales.

Promotion costs

Promotion costs are a significant cost factor in our business and are incurred by us in order to retain or expand our relationship with existing customers and acquire new customers.  These costs are subject to volatility driven by overall available data collection activities, price movements in postage, gasoline and transportation related expenses and paper. We believe that our revenue is directly affected by the levels of our promotional spending, including the following: (i) the cost of direct mail solicitations, (ii) package and freestanding inserts, (iii) cross-promotional activities, (iv) renting and purchasing customer lists, and (v) special promotions (including sweepstakes).  Additionally, advertising sales costs are included in this category.

Editorial costs

Editorial costs include amounts we pay to our own writers, other editorial and photographic staff and third-party sources of editorial and photographic content.  We maintain a central editorial repository which permits the editors of our magazines to efficiently utilize content prepared for other magazines or regions.

Selling, general and administrative expenses

Selling, general and administrative expenses include support functions and infrastructure that support our operations.  Principal selling, general and administrative expenses include marketing and research expense, as well as costs associated with management information systems, operations, procurement, executive management, human resources, finance and accounting.  Selling costs are generally proportionate to the volume of sales, while general and administrative expenses are usually fixed costs.

Generally, these costs are allocated to the reportable business segments, however, some of these costs are non-allocable and are reported at the corporate level as corporate unallocated.

Impairment charges

During the year ended December 31, 2011, we recorded non-cash asset impairment charges of $262.2 related to goodwill, other intangible assets and other long-lived assets.  This impairment charge was primarily caused by lower than anticipated results and declines in our financial projections developed during the year, most notably in our Europe and APLA reportable segments.  See Note 4, Impairment of Assets, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

Other operating items, net

Items included in other operating items, net consist of the following: (i) restructuring charges, representing costs incurred in the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy, the implementation of fresh start accounting, contractual charges and other periodic costs related to the strategic repositioning of our business; (iii) gain or loss on the sale or disposal of assets; and (iv) pension curtailments.

Other factors

Other factors that affect our business, our financial condition and our results of operations include the following:

Foreign exchange rates

Because we conduct a significant portion of our business outside the United States, our revenue and costs are affected by fluctuations in the exchange rates between the U.S. dollar and the local currencies in the foreign markets in which we operate.  We cannot predict the effect of foreign currency fluctuations on our revenue and costs from period to period.  We experience both realized currency gains or losses when our trading occurs in cross-border currencies and unrealized translation gains or losses when we report financial results.  We do not have an established hedging program.

Operational cash requirements

We operate in many markets around the world.  Each market requires a minimum amount of working capital to support its business.  Our seasonal Company-wide cash balance requirements typically range from $60.0 to $70.0 at any given time.  We will continue to require certain levels of operational cash to operate in these markets.  Refer to our “- Sufficiency of capital resources” section below for further discussion.

Reportable segments

Our businesses are structured into three reportable segments: North America, Europe and Asia Pacific & Latin America (“APLA”).  We recast our reportable segment results for previous periods to conform with the September 2011 changes to our reportable segments.  Refer to Note 25, Segments, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

Intercompany Eliminations, Corporate Unallocated Expenses and Other

We present our segment revenue and operating (losses) profits consistently with how we manage our operations and how our chief operating decision maker reviews our results.  Revenue and expenses attributable to intercompany transactions are included in the results of our reportable segments.  However, we separately report corporate unallocated expenses, which cover expenses that are not directly attributable to business unit performance.  Corporate unallocated expenses include the cost of corporate governance and other corporate-related expenses, as well as certain income and expenses associated with our U.S. pension plans and postretirement healthcare costs, stock awards and other executive compensation programs that are not allocated to our reportable segments.  Our segments include employee bonus expense, assuming we have met and earned 100% of our targeted bonus, to report our segments on a consistent basis.  Any adjustments to the actual payouts and expected funding targets are recorded as an increase or decrease to corporate unallocated expenses.  We separately report the effects of goodwill and other intangible asset impairment charges, certain fair value adjustments related to emergence from bankruptcy and other operating items, net, because our chief operating decision maker does not consider these items when assessing business unit performance.

Results of Operations

The discussion and analysis of our results of operations set forth below are based on our Consolidated Financial Statements.  In connection with our chapter 11 proceedings, there were significant professional advisory and legal expenditures, lower interest expense, asset dispositions, restructuring activities, contract terminations, rejections and claim assessments that significantly impacted our consolidated financial statements in certain historical periods.  As a result, our historical financial performance is not likely to be indicative of our financial performance subsequent to our emergence from bankruptcy.  Additionally, as a result of our emergence from the chapter 11 proceedings, pursuant to fresh start accounting, our historical consolidated financial information is not comparable to financial information for periods following our emergence from our chapter 11 proceedings.  Most significantly, fresh start accounting required that the Company record its assets and liabilities at fair value upon emergence from chapter 11 proceedings.  These adjustments significantly affected the comparability of our results and included fair value adjustments to goodwill, other intangible assets, fixed assets, pensions and the reduction of a significant amount of unearned revenue.  These adjustments impacted our reported revenue, operating expenses (including changes in pension income or expense, depreciation, amortization, subscription revenue and product/promotion costs) and income tax provisions.  As the fair value adjustments to unearned revenue are amortized into revenue over the duration of our subscriptions, our reported revenue after our emergence from chapter 11 is lower than the amounts we would have otherwise reported.  However, with the exception of incremental depreciation as a result of fair value adjustments to our tangible assets, our chief operating decision maker does not consider the impact of these adjustments in the operating results, and therefore, these items are largely excluded from our segment results.  Other intangible asset amortization is reported within the corporate unallocated line.

Reportable segment financial information for the year ended December 31, 2011, compared to the periods February 20 to December 31, 2010 and January 1 to February 19, 2010:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010

Revenue
North America	$679.8	$626.0	$86.8
Europe (a)	568.8	515.0	92.4
Asia Pacific & Latin America	245.6	225.8	34.4
Subtotal	1,494.2	1,366.8	213.6
Intercompany eliminations	(7.1)	(4.8)	(0.6)
Fair value adjustments (b)	(48.9)	(106.6)	—
Total revenue	$1,438.2	$1,255.4	$213.0

Operating income (loss)
North America	$90.1	$106.7	$4.1
Europe (a)	27.5	62.6	(8.0)
Asia Pacific & Latin America	15.5	15.3	0.2
Subtotal	133.1	184.6	(3.7)
Corporate unallocated	(97.4)	(98.5)	(14.1)
Fair value adjustments (b)	(29.9)	(60.8)	—
Impairment of assets (c)	(262.2)	(16.4)	—
Other operating items, net (d)	(36.5)	(41.0)	(13.7)
Operating loss	(292.9)	(32.1)	(31.5)
Interest expense	60.2	53.8	8.8
(Gain) loss on deconsolidation of subsidiary	(8.5)	(2.4)	49.7
Other expense (income), net	12.1	(0.2)	10.0
Reorganization items	—	—	(1,802.1)
Income tax (benefit) expense	(12.5)	(58.9)	61.6
(Loss) income from discontinued operations, net of taxes	(49.0)	(5.2)	153.1
Net (loss) income	$(393.2)	$(29.6)	$1,793.6

(a)                                  Results in our Europe segment included RDA UK, which deconsolidated on February 17, 2010.

(b)                                 Fair value adjustments include the amortization of the fair value reduction to unearned revenue and related deferred cost accounts resulted from the application of fresh start accounting upon our emergence from bankruptcy.

(c)                                  Impairment of assets includes goodwill, intangible assets and other asset impairment charges.

(d)                                 Items included in other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy, the implementation of fresh start accounting, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iii) gain or loss on the sale or disposal of assets; and (iv) pension curtailments.  See Note 5, Other Operating Items, Net.

Revenue

Revenue was $1,438.2 for the year ended December 31, 2011, compared to $1,255.4 for the period February 20 to December 31, 2010 and $213.0 for the period January 1 to February 19, 2010.  Our revenue included the amortization of fair value adjustments, which reduced our unearned revenue recorded at our emergence from bankruptcy on February 19, 2010 as a result of fresh start accounting.  The amortization of fair value adjustments to unearned revenue reduced revenue by $48.9 for the year ended December 31, 2011 and $106.6 for the period February 20 to December 31, 2010.

Our revenue has trended lower, despite being positively impacted by movements in foreign currency rates against the U.S. dollar, principally due to a lower active customer base and lower response rates across many of our markets in Europe and Asia; declined renewals and advertising on certain magazines, the decision to close our Country Store Catalog product line and the timing effect of favorable non-cash adjustments for undeliverable or suspended subscriptions in the prior year, in the North America segment; and the deconsolidation of RDA UK.  These declines were offset, in part, by special or extra issues on certain of our magazine titles, revenue on our Humana partnership entered in earlier this year and revenue through our Haven Home Media 2011 acquisition, all in the North America segment.

Product, Distribution and Editorial Expenses

Product, distribution and editorial expenses were $642.5 for the year ended December 31, 2011, compared to $553.7 for the period February 20 to December 31, 2010 and $95.8 for the period January 1 to February 19, 2010.  Our product, distribution and editorial expenses trended lower, largely driven by sales volume declines, which included the deconsolidation of RDA UK.

Promotion, Marketing and Administrative Expenses

Promotion, marketing and administrative expenses were $789.9 for the year ended December 31, 2011, compared to $676.4 for the period February 20 to December 31, 2010 and $135.0 for the period January 1 to February 19, 2010.  Our promotion, marketing and administrative expenses trended lower as a result of reducing our promotional investments, together with cost reduction initiatives across many of our regions, driven by the centralization of certain operation functions and headcount reduction efforts in 2010 and 2011; and the deconsolidation of RDA UK.  These savings were offset, in part, by increased agent commissions on certain U.S. magazine titles.

Operating Profit (Loss)

Operating loss was $292.9 for the year ended December 31, 2011, compared to $32.1 for the period February 20 to December 31, 2010 and $31.5 for the period January 1 to February 19, 2010.

During the second and third quarters, we determined there were indicators of impairment on certain intangible assets and goodwill.  In the second quarter, this was attributable to lower than expected results and a decline in our then most recent financial projections developed during the quarter, along with declines in market comparables since our last annual impairment test.  During the year ended December 31, 2011, we recorded an impairment charge of $262.2 related to goodwill, other intangible assets, and property and equipment.  We recorded an impairment charge of $16.4 during the period February 20 to December 31, 2010.  We did not record any impairment charges in for the period January 1 to February 19, 2010.  Refer to Note 4, Impairment of Assets, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

Operating results for our reportable segments was an operating profit of $133.1 for the year ended December 31, 2011, compared to an operating profit of $184.6 for the period February 20 to December 31, 2010 and an operating loss of $3.7 for the period January 1 to February 19, 2010.  The benefits of foreign exchange movements had a positive impact on our segment results during the year ended December 31, 2011.  The negative operating profit trend was the result of declining revenue, as described above, along with increased agent commission expenses in the North America segment.  This was partially offset by headcount reduction initiatives, resulting, in part, from the consolidation of certain functions across several of our major regions, along with revenue on our Humana partnership entered in earlier this year.

Corporate unallocated expense was $97.4 for the year ended December 31, 2011, compared to $98.5 for the period February 20 to December 31, 2010 and $14.1 for the period January 1 to February 19, 2010.  Our results were negatively impacted by increased amortization of other intangible assets resulting from the application of fresh start accounting and our emergence from bankruptcy; increased stock-based compensation expense associated with the April 2011 Board Change and new equity awards granted under the 2010 Plan; and severance payments paid pursuant to the Berner Agreement with our former CEO, Mary Berner, and lower U.S. pension income in 2011 due to a revised investment strategy executed in July 2010 and the application of fresh start accounting upon our emergence from bankruptcy.  This was partially offset by a reduction in our current year bonus accrual to align with our results for 2011, a decrease in depreciation and occupancy costs associated with the facilities we exited in 2010 and restructuring related bonuses in the prior periods.

Other operating items, net was $36.5 for the year ended December 31, 2011, compared to $41.0 for the period February 20 to December 31, 2010 and $13.7 for the period January 1 to February 19, 2010.  The expense in the year ended December 31, 2011 was primarily due to restructuring actions as part of our ongoing cost reduction initiatives, along with professional fees related to business redesign and process optimization projects.  The expense in the period February 20 to December 31, 2010 was primarily attributable to severance charges associated with our global initiative to reduce headcount and overheads, along with professional fees associated with our chapter 11 Cases and the application of fresh start accounting incurred after our emergence from bankruptcy.  The expense in the period January 1 to February

19, 2010 was primarily attributable to severance charges associated with headcount reductions in certain of our international locations, primarily France, and professional fees associated with the administration filing of RDA UK.

Interest Expense

Interest expense was $60.2 for the year ended December 31, 2011, compared to $53.8 for the period February 20 to December 31, 2010 and $8.8 for the period January 1 to February 19, 2010, and included the amortization of deferred financing fees and bond discount of $4.8, $7.8 and $3.8, respectively.  The interest expense in the year ended December 31, 2011 primarily included interest on our Senior Secured Notes, our 2011 Secured Term Loan, our 2011 Unsecured Term Loan and borrowings under our Senior Credit Facility.  The interest expense in the period February 20 to December 31, 2010 primarily included interest on our Senior Secured Notes.  In the period February 20 to December 31, 2010, we also incurred interest and financing fees related to our exit financing upon our emergence from bankruptcy.  The interest expense in the period January 1 to February 19, 2010 represented interest on our DIP Facility and German Term Loan (as defined in our December 31, 2010 Consolidated Financial Statements).  See Note 16, Debt, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

Income Taxes

For the year ended December 31, 2011, the Company recorded an income tax benefit of $12.5.  During the periods February 20 to December 31, 2010 and January 1 to February 19, 2010, the Company recorded an income tax benefit of $58.9 and an income tax expense of $61.6, respectively.  The income tax benefit recorded in the year ended December 31, 2011 is impacted by the Company’s jurisdictional earnings mix, as well as the impairment of non-deductible goodwill and identified intangible assets previously recorded in fresh start accounting.  The income tax benefit was further impacted by the establishment of a valuation allowance on certain US tax assets.  The income tax benefit for the period February 20 to December 31, 2010 reflects the establishment of a valuation allowance on certain tax assets and the continued tax impact of fresh start accounting.  The provision recorded in the period January 1 to February 19, 2010 primarily related to cancellation of indebtedness income (“CODI”) resulting from the bankruptcy emergence and the tax impact of fresh start accounting.

The Internal Revenue Service places a limitation on utilizing net operating loss carryforwards, foreign tax credit carryforwards and certain “built-in” losses or deductions when an ownership change, as defined in the section 382 of the Internal Revenue Code, occurs.  The Company has undergone multiple ownership changes and as a result certain of our net operating loss carryforwards, foreign tax credit carryforwards, and certain of our deductions are subject to these limitations.

Results of Operations: Reportable Segments

North America

Revenue in our North America segment was $679.8 for the year ended December 31, 2011, compared to $626.0 for the period February 20 to December 31, 2010 and for $86.8 the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our North America segment experienced a negative revenue trend.  This negative revenue trend was primarily driven by declining renewals on certain of our food and home magazine titles and our Reader’s Digest titles; declining advertising for the Every Day with Rachael Ray magazine title and Canada magazine titles; a lower active customer base purchasing our Canada non-magazine products, along with lower response rates on our promotions due to our mailings being delayed by a postal strike in Canada; the sale of our Country Store Catalog product line in the third quarter of 2010 and discontinuation of our unprofitable Taste of Home Holiday magazine title; the timing effect of favorable non-cash adjustments for undeliverable or suspended subscriptions in the prior year; one less issue of our Simple & Delicious brand in the current year due to timing; and unfavorable newsstand performance on certain food special issue publications.  This was offset, for the most part, by special and extra issues of our Taste of Home, United States & Canada Reader’s Digest, Birds and Bloom, Reminisce, Country and certain other magazines; advertising and licensing revenue on our Humana partnership entered into earlier this year; and advertising revenue from our Haven Home Media 2011 acquisition.

Operating profit in our North America segment was $90.1 for the year ended December 31, 2011, compared to $106.7 for the period February 20 to December 31, 2010 and $4.1 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our North America segment experienced a negative operating profit trend.  This negative operating profit trend was primarily driven by lower revenue described above, along with increased agent commissions on certain U.S. magazine titles.  This was partially offset by our special and extra issues on certain titles, our Humana partnership entered into earlier this year and overhead savings resulting from our headcount reductions, largely accomplished through the consolidation of certain functions across North America.

Europe

Revenue in our Europe segment was $568.8 for the year ended December 31, 2011, compared to $515.0 for the period February 20 to December 31, 2010 and $92.4 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our Europe segment experienced a negative revenue trend.  This negative revenue trend was largely due to a lower active customer base and softer response rates, primarily in our markets in the Germany, Russia and Central Europe regions; along with the deconsolidation of RDA UK and declining magazine circulation.

Operating results in our Europe segment was an operating profit of $27.5 for the year ended December 31, 2011, compared to an operating profit of $62.6 for the period February 20 to December 31, 2010 and an operating loss of $8.0 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our Europe segment experienced a negative operating profit trend.  This negative operating profit trend was primarily due to lower revenue described above and was partially offset by reduced promotional investments, overhead cost savings resulting from headcount reductions; and the RDA UK deconsolidation.

Asia Pacific & Latin America

Revenue in our APLA segment was $245.6 for the year ended December 31, 2011, compared to $225.8 for the period February 20 to December 31, 2010 and $34.4 for the period January 1 to February 19, 2010.  Excluding the positive effect of foreign currency translation, our APLA segment experienced a negative revenue trend.  Revenue was negatively affected by a lower active customer base and softer response rates to our promotions, primarily in our markets in Australia and Asia; lower magazine revenue due to declining subscription renewals; delays in regulatory approval in Brazil, which condensed campaign launches to later in the year, resulting in lower response rates; the elimination of unprofitable products; and the curtailment of the Australia Time Life direct response television business.

Operating profit in our APLA business segment was $15.5 for the year ended December 31, 2011, compared to $15.3 for the period February 20 to December 31, 2010 and $0.2 for the period January 1 to February 19, 2010.  Excluding the minimal effect of foreign currency translation, our APLA segment experienced a positive operating profit trend.  This was driven by lower promotion investments by ceasing certain campaigns and overhead cost reductions, mainly related to the centralization of certain operational functions in the region.

Reportable segment financial information for the periods February 20 to December 31, 2010 and January 1 to February 19, 2010, compared to the twelve months ended December 31, 2009 (unaudited) :

	Successor Company	Predecessor Company
	February 20 to	January 1 to	Twelve months ended December 31, 2009
	December 31, 2010	February 19, 2010	(unaudited)
Revenue
North America	$626.0	$86.8	$784.4
Europe (a)	515.0	92.4	786.9
Asia Pacific & Latin America	225.8	34.4	266.6
Subtotal	1,366.8	213.6	1,837.9
Intercompany eliminations	(4.8)	(0.6)	(8.6)
Fair value adjustments (b)	(106.6)	—	(12.1)
Total revenue	$1,255.4	$213.0	$1,817.2

Operating income (loss)
North America	$106.7	$4.1	$106.0
Europe (a)	62.6	(8.0)	53.8
Asia Pacific & Latin America	15.3	0.2	15.0
Subtotal	184.6	(3.7)	174.8
Corporate unallocated	(98.5)	(14.1)	(28.3)
Fair value adjustments (b)	(60.8)	—	(12.1)
Impairment of assets (c)	(16.4)	—	(1,000.5)
Other operating items, net (d)	(41.0)	(13.7)	(13.4)
Operating loss	(32.1)	(31.5)	(879.5)
Interest expense	53.8	8.8	144.2
(Gain) loss on deconsolidation of subsidiary	(2.4)	49.7	—
Other (income) expense, net	(0.2)	10.0	13.2
Reorganization items	—	(1,802.1)	58.5
Income tax (benefit) expense	(58.9)	61.6	(56.8)
(Loss) income from discontinued operations, net of taxes	(5.2)	153.1	(86.4)
Net (loss) income	$(29.6)	$1,793.6	$(1,125.0)

(a)          Results in our Europe segment were impacted by the deconsolidation of RDA UK on February 17, 2010.  RDA UK contributed $13.3 and $109.7 in revenue and $(2.6) and $10.0 in operating (loss) income in the period January 1 to February 19, 2010 and the twelve months ended December 31 2009, respectively, excluding the impact of foreign exchange translation.

(b)         Fair value adjustments primarily consist of the amortization of the fair value reduction to unearned revenue and related deferred cost accounts.

(c)          Impairment of assets includes goodwill, other intangible assets and other long-lived asset impairment charges.

(d)         Other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy, the implementation of fresh start accounting, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iii) gain or loss on the sale or disposal of assets; and (iv) pension curtailments.

The twelve months ended December 31, 2009 (unaudited) is calculated below, using the six months ended December 31, 2009, the six months ended December 31, 2008 (unaudited) and the twelve months ended June 30, 2009.

	Predecessor Company
	Twelve months ended December 31, 2009	Six months ended	Six months ended December 31, 2008	Twelve months ended
	(Unaudited)	December 31, 2009	(Unaudited)	June 30, 2009
Revenue
North America	$784.4	$390.6	$449.5	843.3
Europe	786.9	401.9	453.7	838.7
Asia Pacific & Latin America	266.6	145.1	142.4	263.9
Subtotal	1,837.9	937.6	1,045.6	1,945.9

Intercompany eliminations	(8.6)	(4.5)	(5.6)	(9.7)
Fair value adjustments (a)	(12.1)	(4.3)	(14.2)	(22.0)
Total revenue	$1,817.2	$928.8	$1,025.8	1,914.2

Operating income (loss)
North America	$106.0	$49.1	$32.2	89.1
Europe	53.8	17.8	13.0	49.0
Asia Pacific & Latin America	15.0	5.1	(2.2)	7.7
Subtotal	174.8	72.0	43.0	145.8
Corporate unallocated	(28.3)	(12.4)	(15.9)	(31.8)
Fair value adjustments (a)	(12.1)	(4.3)	(14.2)	(22.0)
Impairment of assets (b)	(1,000.5)	(61.1)	—	(939.4)
Other operating items, net (c)	(13.4)	(4.0)	(20.5)	(29.9)

Operating loss	(879.5)	(9.8)	(7.6)	(877.3)
Interest expense	144.2	45.8	103.9	202.3
Other expense (income), net	13.2	(3.2)	(2.0)	14.4
Reorganization items	58.5	58.5	—	—
Income tax (benefit) expense	(56.8)	(15.2)	13.4	(28.2)
(Loss) income from discontinued operations, net of taxes	(86.4)	3.3	(91.0)	(180.7)
Net loss	$(1,125.0)	$(92.4)	$(213.9)	(1,246.5)

(a)          Fair value adjustments primarily consist of the amortization of the fair value reduction to unearned revenue and related deferred cost accounts.

(b)         Impairment of assets includes goodwill, other intangible assets and other long-lived asset impairment charges.

(c)          Other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy, the implementation of fresh start accounting, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iii) gain or loss on the sale or disposal of assets; and (iv) pension curtailments.

Revenue

Revenue was $1,255.4 for the period February 20 to December 31, 2010, $213.0 for the period January 1 to February 19, 2010 and $1,817.2 for twelve months ended December 31, 2009.  The amortization of fair value adjustments to unearned revenue reduced revenue by $106.6 in the period February 20 to December 31, 2010 and $12.1 for the twelve months ended December 31, 2009.  Our revenue includes the amortization of fair value adjustments, which reduced our unearned revenue recorded at our emergence from bankruptcy on February 19, 2010 as a result of fresh start accounting.  During the twelve months ended December 31, 2009, our revenue was reduced as the result of fair value adjustments due to purchase accounting resulting from the 2007 Acquisition of the Reader’s Digest Association, Inc.

Our revenue has trended lower despite being positively impacted by movements in foreign currency rates against the U.S. dollar, principally because of a contraction of our active customer base, most significantly in our international markets, resulting in a smaller base to which we can promote our current products and planned reduction in the subscription base from 8.0 to 5.5 million in February 2010 of our Reader’s Digest United States magazine.  The negative trend was also driven by the deconsolidation of RDA UK; two fewer issues due to a planned decrease in the frequency of issues and the planned rate base reduction of the United States Reader’s Digest magazine; and the closure or sale of unprofitable or marginally profitable product lines and promotions across most of our segments.  This was offset, to some extent, by non-cash adjustments for undeliverable or suspended subscriptions, and incremental revenue associated with our special issues of Taste of Home and Simple and Delicious in our North America segment.

Product, distribution and editorial expenses

Product, distribution and editorial expenses were $553.7 for the period February 20 to December 31, 2010 and $95.8 for the period January 1 to February 19, 2010, as compared to $775.8 for the twelve months ended December 31, 2009.  The declines in our product, distribution and editorial expenses were largely driven by sales volume declines, which included the deconsolidation of RDA UK.

Promotion, marketing and administrative expenses

Promotion, marketing and administrative expenses were $676.4 for the period February 20 to December 31, 2010 and $135.0 for the period January 1 to February 19, 2010, as compared to $907.0 for the twelve months ended December 31, 2009.  Our promotion, marketing and administrative expenses declined as a result of lower mail quantities, continued efficiencies with our outsourced promotion supplier and lower overhead costs from the implementation of various restructuring and cost savings initiatives across our segments.

Operating loss

Operating loss was $32.1 for the period February 20 to December 31, 2010, $31.5 for the period January 1 to February 19, 2010 and $879.5 for the twelve months ended December 31, 2009.

During the period February 20 to December 31, 2010 and the twelve months ended December 31, 2009, we recorded impairment charges of $16.4 and $1,000.5, respectively, related to goodwill, other intangible assets and other long-lived assets.  The impairment charge in the period February 20 to December 31, 2010 was primarily due to unanticipated adverse conditions which resulted in lower projected revenue than that included in our prior valuation used in the application of fresh start accounting and changes in our long-term view, most notably in our North America segment.  During the twelve months ended December 31, 2009, the impairment resulted from a significant deterioration of our credit rating and the decline in our then most recent financial projections developed during the three months ended March 31, 2009, and additional changes in our long-term outlook, the potential decline in future cash flows and deterioration in our liquidity position in the three months ended June 30, 2009.

Our reportable segments had operating profit of $184.6 for the period February 20 to December 31, 2010, operating loss of $3.7 for the period January 1 to February 19, 2010 and operating profit $174.8 for the twelve months ended December 31, 2009.  Foreign exchange movements had a minimal impact on our operating results for the periods.  The favorable operating profit trend was the result of significant actions we undertook to improve our profitability and to mitigate the impact of declining revenue trends described above and below, along with a favorable change in product mix in our North America segment, principally due to increased higher-margin advertising revenues.  The most significant initiatives included elimination of unprofitable promotions, closure or sale of unprofitable or marginally profitable product lines, reduction in the frequency and rate base of our Reader’s Digest United States magazine, and a global headcount reduction resulting partially from the consolidation of certain functions across several of our major regions.  These initiatives more than compensated for the lost operating profits from the RDA UK deconsolidation and negative revenue trends experienced in most of our markets.

Corporate unallocated was $98.5 for the period February 20 to December 31, 2010, $14.1 for the period January 1 to February 19, 2010 and $28.3 for the twelve months ended December 31, 2009.  The Successor Company was negatively impacted by the application of fresh start accounting and our emergence from bankruptcy.  The impact primarily included increased amortization of other intangible assets; lower U.S. pension income in 2010; increased occupancy costs associated with our planned relocations to our new facilities in New York, New York and White Plains, New York; and increased stock-based compensation expense in 2010 associated with new equity awards granted during the period.  The twelve months ended December 31, 2009 was favorably impacted by the reversal of accrued bonus in the first half of 2009 as the Company did not meet targeted results for the twelve months ended June 30, 2009.

Other operating items, net was $41.0 for the period February 20 to December 31, 2010, $13.7 for the period January 1 to February 19, 2010 and $13.4 for the twelve months ended December 31, 2009.  The expense in the period February 20 to December 31, 2010 was primarily attributable to severance charges associated with our global initiative to reduce headcount and overheads, coupled with professional fees associated with bankruptcy and the application of fresh start accounting incurred after our emergence from bankruptcy.  The expense in the period January 1 to February 19, 2010 was primarily attributable to severance charges associated with headcount reductions in certain of our international locations, primarily France, coupled with professional fees associated with the administration filing of RDA UK.  The expense in the twelve months ended December 31, 2009 was primarily attributable to severance charges principally due to headcount reductions associated with our recession plan announced in January 2009, coupled with contractual charges related to the strategic repositioning of our business.

Interest expense

Interest expense was $53.8 for the period February 20 to December 31, 2010, $8.8 for the period January 1 to February 19, 2010 and $144.2 for the twelve months ended December 31, 2009.  The interest expense in the period February 20 to December 31, 2010 primarily represents interest on our Senior Secured Notes issued on February 19, 2010.  The interest expense in the period January 1 to February 19, 2010 largely represents interest on our DIP Facility and German Term Loan.  The interest expense in the twelve months ended December 31, 2009 is largely attributable to our pre-petition debt, incurred until our bankruptcy filing on August 24, 2009, and interest on our DIP Facility.  See Note 16, Debt, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

Reorganization items

Pursuant to our Plan of Reorganization, we recognized a net gain of $1,802.1 for the period January 1 to February 19, 2010 and an expense of $58.5 in the twelve months ended December 31, 2009.  The reorganization items in the period January 1 to February 19, 2010 were mainly related to the extinguishment of pre-petition liabilities as a result of our emergence from bankruptcy and implementation of our Plan of Reorganization.  Reorganization items also include fair value adjustments resulting from fresh start accounting; professional fees, including fees associated with advisors to the Debtors, unsecured creditors and secured creditors; cure amounts related to rejected leases and compensation; and retention bonuses directly related to the chapter 11 proceedings.

Income taxes

During the periods February 20 to December 31, 2010 and January 1 to February 19, 2010, the Company recorded an income tax benefit of $58.9 and an income tax expense of $61.6, respectively.  For the twelve months ended December 31, 2009, the Company recorded an income tax benefit of $56.8.  The benefit recorded in the period February 20 to December 31, 2010 reflected a tax benefit realized from the impairment of identified intangible assets and goodwill, a tax benefit for the refund of alternative minimum taxes due to a carryback of net operating loss for which a valuation allowance had previously been established and a tax expense for the write off of a tax receivable that was deemed unrecoverable.  The provision recorded in the period January 1 to February 19, 2010 primarily related to CODI resulting from the bankruptcy emergence and the tax impact of fresh start accounting.  The benefit recorded in the twelve months ended December 31, 2009 reflected tax benefits realized from the impairment of goodwill, where the Company had tax basis, identified intangible assets and long-lived assets, for which no current tax expense was required due to the existence of valuation allowance on net operating loss carryforwards, partially offset by the establishment of valuation allowance on temporary differences.

Results of operations: reportable segments

North America

Revenue in our North America segment was $626.0 for the period February 20 to December 31, 2010, $86.8 for the period January 1 to February 19, 2010 and $784.4 for the twelve months ended December 31, 2009.  Excluding the positive effect of foreign currency translation, our North America segment experienced a negative revenue trend.  This negative revenue trend was primarily attributable to the planned actions initiated to mitigate the impact of a declining subscription base of Reader’s Digest magazine, which resulted in reduced advertising and subscription revenue, reduced demand and lower response rates to our direct mail promotional efforts on our our books and other home entertainment products, and other planned actions initiated in 2010 and the second half of 2009, including the closure of unprofitable or marginally profitable product lines. These actions included a reduction of the frequency of Reader’s Digest magazine from twelve to ten issues per year (where the twelve months ended December 31, 2009 included an additional two issues), and a decrease in our rate base from 8.0 to 5.5 million in February 2010.  Other actions included the closure, curtailment or sale of unprofitable or marginally profitable product lines (such as Country Store Catalog, Selecciones, Cooking for Two, Backyard Living and Purpose Driven Connection).  These negative factors were partly offset by non-cash adjustments for undeliverable or suspended subscriptions; continued strong performance of print and digital advertising revenue across several of our major brands, including Taste of Home, Every Day with Rachael Ray and The Family Handyman; incremental revenue associated with our December 2010 special issues of Taste of Home and Simple and Delicious; increased book sales from our children’s publishing business, the Reminisce book series, Taste of Home Christmas and Editor’s Choice Negative Option book titles; and higher bookings in our Worldwide Country Tours business.

Operating profit in our North America segment was $106.7 for the period February 20 to December 31, 2010, $4.1 for the period January 1 to February 19, 2010 and $106.0 during the twelve months ended December 31, 2009.  Excluding the positive effect of foreign currency translation, our North America segment experienced a favorable operating profit trend.  The improving operating profit trend was the result of the initiatives described above designed to improve profitability on a lower revenue base, including a focus on increasing higher-margin advertising revenue at several of our major titles, continued efficiencies realized by our outsourced promotion supplier and the impact of headcount-reducing restructuring efforts implemented in the second calendar quarter of 2010, with significant benefit realized through the consolidation of certain functions across the segment.

Europe

Revenue in our Europe segment was $515.0 for the period February 20 to December 31, 2010, $92.4 for the period January 1 to February 19, 2010 and $786.9 during the twelve months ended December 31, 2009.  Excluding the negative effect of foreign currency translation, our Europe segment experienced a negative revenue trend.  This trend is largely due to the deconsolidation of RDA UK; the planned reduction of unprofitable mailing campaigns, principally in France; and lower mail quantities and series activity as a result of a lower active customer base combined with lower response rates to acquisition mailings, most notably in Germany and Central Europe.

Our Europe segment generated an operating profit of $62.6 for the period February 20 to December 31, 2010, an operating loss of $8.0 for the period January 1 to February 19, 2010 and an operating profit of $53.8 for the twelve months ended December 31, 2009.  The improvement in operating margin primarily resulted from various cost reduction initiatives, particularly related to headcount.  This included outsourcing and the elimination of positions across many functions, with significant savings generated through the restructuring of our French business.  This was coupled with cost savings realized through the use of more economical promotion packages, cost improvements with our outsourced promotion materials supplier and the elimination of unprofitable promotion activities, especially in France.  These positive trends were largely offset by the negative impact of foreign currency translation, reduced by the RDA UK deconsolidation and profit declines relating to the revenue trends outlined above.

Asia Pacific & Latin America

Revenue in our APLA segment was $225.8 for the period February 20 to December 31, 2010, $34.4 for the period January 1 to February 19, 2010 and $266.6 for the twelve months ended December 31, 2009.  Revenue was negatively affected by a lower active customer base and softer response rates to our promotions across all product lines, curtailment of the Australia Time Life direct response television business, elimination of unprofitable books and home entertainment products in Hong Kong and Taiwan, elimination of certain magazines in Mexico, and lower renewals rates and less promotion activity for Reader’s Digest magazine in several markets, almost entirely offset by the impact of a significant positive foreign currency translation.

Operating profit in our APLA segment was $15.3 for the period February 20 to December 31, 2010, $0.2 for the period January 1 to February 19, 2010 and $15.0 for the twelve months ended December 31, 2009.  Excluding the positive effect of foreign currency translation, our APLA segment experienced a positive operating profit trend.  This was driven by lower promotion, paper and printing costs as a result of lower mail quantities and lower sales volumes, and overhead cost reductions, mainly related to the centralization of certain operation functions in Asia Pacific and Latin America.

Six month period ended December 31, 2009 compared to the six month period ended December 31, 2008

Revenue

Revenue during the six months ended December 31, 2009 decreased $97.0, or 9.5%, to $928.8, as compared to $1,025.8 during the six months ended December 31, 2008.  Our revenue has been reduced by $4.3 during the six months ended December 31, 2009 and $14.2 during the six months ended December 31, 2008 as a result of the amortization of fair value adjustments which reduced our unearned revenue recorded at the acquisition of The Reader’s Digest Association, Inc. by Ripplewood Holdings and its affiliated companies on March 2, 2007.  Excluding the fair value adjustment and a positive impact from changes in foreign currency exchange rates of $1.8, revenue decreased by $108.7 or 10.5%.  This decline was due to lower circulation, advertising and book revenue in across all segments.

Product, distribution and editorial expenses

Product, distribution and editorial expenses during the six months ended December 31, 2009 decreased $55.5, or 12.4%, to $392.6, as compared to $448.1 during the six months ended December 31, 2008.  Our product, distribution and editorial expenses decreases were primarily driven by lower sales volumes.

Promotion, marketing and administrative expenses

Promotion, marketing and administrative expenses during the six months ended December 31, 2009 decreased $83.9, or 14.9%, to $480.9, as compared to $564.8 during the six months ended December 31, 2008.  The decrease was driven primarily by cost saving efforts including the global recession plan implemented in January 2009, the discontinuation of unprofitable or marginally profitable product lines and promotions in our international markets that were reduced and targeted toward more profitable customers.

Operating profit (loss)

Our operating loss during the six months ended December 31, 2009 increased $2.2 to $9.8 of operating loss, as compared to an $7.6 loss during the six months ended December 31, 2008.  We recognized an impairment of our tradenames and internal use software of $61.1 for the six months ended December 31, 2009.  Excluding the fair value adjustment, the impairment, and unfavorable impact from changes in foreign currency exchange rates, operating profit for the six months ended December 31, 2009 increased by $53.8.

The increase in our operating profit was primarily driven by the impact of various restructuring and cost saving efforts, initiated to mitigate the impact of declining revenue described above.  These cost saving efforts included the global recession plan implemented in January 2009, the discontinuation of unprofitable or marginally profitable product lines and promotions in our international markets that were reduced and targeted toward more profitable customers.

Corporate unallocated expenses for the six month period ended December 31, 2009 were $12.4, compared with $15.9 for the six month period ended December 31, 2008.  This decrease in expense was mainly attributable to lower management fees as a result of our bankruptcy filing on the Petition Filing Date and lower amortization expense as a portion of our intangible assets became fully amortized at the end of fiscal 2009, offset in some part, by higher bonus accruals.

Interest expense

Interest expense decreased by $58.1 to $45.8 for the six month period ended December 31, 2009, compared with $103.9 for the six month period ended December 31, 2008.  The decrease resulted from the elimination of interest expense related to the Pre-petition Credit Agreement as it was not paid due to the chapter 11 proceedings.  Interest on the Pre-petition Credit Agreement was accrued through the Petition Filing Date in the amount of $14.9.

Reorganization items

Pursuant to our Plan of Reorganization, we recognized expenses of $58.5 for the six months ended December 31, 2009, as compared to none in the comparable period in 2008.  These reorganization expenses were primarily due to professional fees, including fees associated with advisors to the Debtors, unsecured creditors and secured creditors, cure amounts related to rejected leases, and compensation and retention bonuses directly related to the chapter 11 proceedings.

Income taxes

Income taxes decreased $28.6 to a benefit of $15.2 in the six months ended December 31, 2009, from an expense of $13.4 in the six months ended December 31, 2008.  The decrease primarily relates to the reduction of the deferred tax liability of $15.3 associated with the impairment of foreign identified intangible assets.  Additionally, an income tax benefit of $4.3 was recorded during the six months ended December 31, 2009, primarily related to a favorable settlement of a state tax audit and a refund of interest that was previously paid to the Internal Revenue Service.  A tax benefit of $1.0 was recorded during the six months ended December 31, 2008, primarily related to a change in an opening deferred tax balance of a foreign subsidiary and the reduction of deferred tax liabilities to be recorded for the impairment of an intangible asset.

Results of operations: reportable segments

North America

Our North America business segment revenue during the six months ended December 31, 2009 decreased $58.9, or 13.1%, to $390.6 as compared to $449.5 during the six months ended December 31, 2008.  The majority of the decline was attributable to efforts we initiated during fiscal 2009 to increase our profitability.  These efforts included the closure or sale of marginally profitable product lines after fiscal 2009 (Selecciones, Cooking for Two and Backyard Living), a planned rate base reduction from 10 to 8 million in January 2009 for Reader’s Digest magazine, the elimination of certain poorly performing special interest publications and a decrease in promotion efforts for our Country Store products.  We continued to realize the negative impact of the economy and the trends affecting the industry we operate in.  As a result, we decreased our promotional mailings causing a reduction in certain book and home entertainment sales across US and Canada. We experienced lower renewals and softness in our newsstand sales for Reader’s Digest United States and Canada magazine, reduced advertising sales volumes and weaker newsstand performance for our Every Day with Rachael Ray magazine, and declining membership levels for our Select Editions products.  These declines were offset in part by advertising revenue increases in several of our Food & Entertaining products (Allrecipes.com, Taste of Home, Healthy Cooking and Tasteofhome.com) and increased sales related to our Heath & Wellness books and magazines due to seasonal trends.

Our North America business segment operating profit increased during the six months ended December 31, 2009 by $16.9, or 52.5%, to an operating profit of $49.1 as compared to an operating profit of $32.2 during the six months ended December 31, 2008.  Foreign exchange had a minimal impact in the period. The increase in operating profit largely resulted from lower promotion costs across all of our products, reduced print orders primarily due to circulation declines at Reader’s Digest magazine and lower production cost achieved at Every Day with Rachael Ray.

Europe

Our Europe segment revenue during the six months ended December 31, 2009 decreased $51.8, or 11.4%, to $401.9, as compared to $453.7 during the six months ended December 31, 2008.  Excluding the negative effect of foreign currency translation of $6.7, our Europe segment experienced a net decrease in revenue of $45.1, or 9.9%, during the six months ended December 31, 2009 as compared to 2008.  The decrease largely resulted from several actions initiated by us to increase our profitability which included a reduction in the frequency of our mailings, a reduction or cessation of efforts to promote to less profitable purchased mailing lists (most notably in France and Russia) and a reduction in our magazine issues.  We also experienced declines in our active customer base, weak response rates to our mailings in our central European markets, reduced renewal rates on our magazines, and lower advertising revenue across all of our European markets.  These declines were offset, in part, by increases in Germany from direct promotions to a car club partnership.

The operating profit within our Europe segment for the six months ended December 31, 2009 increased by $4.8, or 36.9%, to an operating profit of $17.8 as compared to $13.0 for the six months ended December 31, 2008.  Excluding the positive effect of foreign currency exchange rates of $3.2, our Europe segment experienced a net increase in operating profit of $1.8, or 13.8%, for the six months ended December 31, 2009 as compared to 2008.  The increase largely resulted from the actions initiated to improve profitability combined with cost saving initiatives implemented in fiscal 2009 and 2008.  These cost saving initiatives include overhead reductions and outsourcing our Information Technology and promotion functions.  This improvement in operating profit was partially offset by the market driven revenue declines described above with the greatest impact realized in our central European markets.

Asia Pacific & Latin America

Our APLA business segment revenue during the six months ended December 31, 2009 increased $2.7, or 1.9%, to $145.1, as compared to $142.4 during the six months ended December 31, 2008.  Excluding the positive effect of foreign currency translation of $7.0, our APLA segment experienced a net decrease in revenue of $4.3, or 3.1%, during the six months ended December 31, 2009 as compared to 2008.  The decrease largely the result of poor response rates and the curtailment of promotional efforts related to our licensed products across Australia and Asia along with a reduction in circulation and advertising in certain Asian markets, especially China.  The decrease was offset in part by high response rates and higher price points achieved in Brazil.

The operating profit within our APLA business segment for the six months ended December 31, 2009 increased by $7.3 to an operating profit of $5.1 as compared to an operating loss of $2.2 for the six months ended December 31, 2008.  Excluding the positive effect of foreign currency exchange rates of $1.2, our APLA segment experienced a net increase in operating profit of $6.1 for the six months ended December 31, 2009 as compared to 2008.  The increase occurred across all of our markets in the region despite lower revenue on a currency neutral basis, with the most significant drivers from lower paper and promotion costs in Mexico, revenue increases in Brazil and overhead savings realized across Asia.

Liquidity and Capital Resources

Cash Flows

The consolidated statements of cash flows are summarized below:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Year ended December 31, 2009

Net change in cash due to:
Continuing operating activities	$(80.6)	$(53.5)	$(28.0)	$9.8
Discontinued operating activities	(9.4)	(0.1)	18.2	15.0
Operating activities	(90.0)	(53.6)	(9.8)	24.8
Continuing investing activities	(0.9)	8.8	(8.6)	13.0
Discontinued investing activities	(1.3)	(1.0)	(0.1)	(0.3)
Investing activities	(2.2)	7.8	(8.7)	12.7
Continuing financing activities	36.8	(57.5)	(9.5)	197.5
Discontinued financing activities	(0.3)	—	—	—
Financing activities	36.5	(57.5)	(9.5)	197.5
Effect of exchange rate changes on cash and cash equivalents	(1.4)	3.1	0.2	(0.3)
Net change in cash and cash equivalents	(57.1)	(100.2)	(27.8)	234.7
Cash and cash equivalents at beginning of period	169.4	269.6	297.4	62.7
Cash and cash equivalents at end of period	$112.3	$169.4	$269.6	$297.4

Overview

At December 31, 2011, we had $112.3 of cash and cash equivalents.  During the year ended December 31, 2011, there was a net decrease in cash of $57.1, which was primarily due to our current year operating loss, the completion of our common stock share repurchase tender offer of $43.3, payments related to our change of control and our April 2011 Board Change, reorganization and restructuring payments and investments in working capital as a consequence of lower operating cash flows due to reduced business activities, as discussed under our “Results of Operations” section above.  The declines were offset, in part, by borrowings of $55.0 under our 2011 Credit Facilities in August 2011 and net borrowings under our Senior Credit Facility during the second and third quarters of $35.0.

During the period February 20 to December 31, 2010, there was a net decrease in cash of $100.2, which was primarily the result of payments of pre-petition bankruptcy liabilities; professional fees and other costs directly attributed to our reorganization; coupled with cash on hand used to pay a portion of our exit financing in excess of the proceeds from the Senior Secured Notes; employee bonuses; financing fees attributable to our exit financing, Senior Secured Notes offering and Senior Credit Facility; and capital expenditures.  The overall decrease was offset, in part, by operating cash flows generated by normal business operations, which did not include payments related to our chapter 11 bankruptcy filing, and funds released from escrow after our emergence from bankruptcy.

During the period January 1 to February 19, 2010, there was a net decrease in cash of $27.8, which was primarily the result of payments of professional fees and other costs directly attributed to our bankruptcy, cash lost due to the deconsolidation of RDA UK and financing fees related to the Senior Secured Notes offering.  The decrease was offset, in part, by proceeds from the sale of CompassLearning, Inc. (“CompassLearning”), which were partially held in escrow until our emergence from bankruptcy.

During the year ended December 31, 2009, there was a net increase in cash of $234.7, which was largely due to proceeds received from our $300.0 revolving credit facility entered into on March 2, 2007 and bankruptcy related debtor-in-possession financing, combined with the cessation of payments on our pre-petition payables as a result of our bankruptcy filing in 2009.

Cash flows from operating activities

Net cash used by continuing operating activities was $80.6 during the year ended December 31, 2011.  This use was driven by our current year operating loss, payments related to our April 2011 Board Change and reorganization and restructuring payments, along with investments in working capital, which primarily consisted of an increased inventory due to a change in product mix across some international countries; decreased unearned revenue due, in part, to our special issues; and decreased accrued expenses related to 2010 bonuses paid in 2011.  This was offset, in part, by the release of certain prepaid assets.

Net cash used by continuing operating activities was $53.5 during the period February 20 to December 31, 2010 and $28.0 during the period January 1 to February 19, 2010.  The increased use of cash during the period February 20 to December 31, 2010 was the result of payments of pre-petition bankruptcy liabilities, professional fees associated with our reorganization, severance related to our global restructurings, retention bonuses tied to our bankruptcy bonus plans, bonuses paid under our annual incentive plans, professional fees associated with the RDA UK deconsolidation, professional fees in preparation of our administration proceedings and payments to vendors due to change of control.  The increased use of cash during the period January 1 to February 19, 2010 included payments of pre-petition liabilities and professional fees associated with our bankruptcy and reorganization.

Net cash provided by continuing operating activities was $9.8 during the year ended December 31, 2009, primarily as the result of our bankruptcy filing and protection, which allowed us to cease payments on our pre-petition liabilities, combined with a decrease in accounts receivable resulting from lower fourth quarter sales at the end of calendar 2009.  This was offset, in part, by operating losses and an increase in unearned revenue, attributable to the amortization of fair value adjustments recorded at the acquisition of The Reader’s Digest Association, Inc. by Ripplewood Holdings and its affiliated companies on March 2, 2007.

Cash flows from investing activities

Net cash flows from continuing investing activities was a use of cash of $0.9 during the year ended December 31, 2011, primarily due to normal capital expenditures and investments in new enterprise planning and reporting platforms, along with cash outlay for our Haven Home Media acquisition.  This was mostly offset by proceeds from the sale of certain assets, including our October 2011 sale of our Every Day with Rachael Ray magazine title.

Net cash flows from continuing investing activities was a source of cash of $8.8 during the period February 20 to December 31, 2010 and a use of cash of $8.6 during the period January 1 to February 19, 2010.  During the period February 20 to December 31, 2010, the release of restricted cash related to the sale of CompassLearning was partially offset by normal capital expenditures.  During the period January 1 to February 19, 2010, cash lost as a result of the deconsolidation of RDA UK and normal capital expenditures were offset, in part, by the portion of proceeds not held in escrow from the sale of CompassLearning.

Net cash provided by continuing investing activities was $13.0 during the year ended December 31, 2009, which resulted from proceeds received on the settlement of certain life insurance policies and a note related to the sale of Books Are Fun, Ltd. asset sale in the fourth quarter of 2008, partially offset by normal capital expenditures.

Cash flows from financing activities

Net cash flows from continuing financing activities was a source of cash of $36.8 during the year ended December 31, 2011, primarily due to borrowings under our 2011 Secured Term Loan, 2011 Unsecured Term Loan and net borrowings under our Senior Credit Facility.  This was offset by cash outlaid for our February 2011 repurchase of common stock and change of control payments related to our Board Change, which were funded, in part, by the net borrowings under our Senior Credit Facility.  Additionally, we expended cash towards financing fees on the 2011 Credit Facilities.  Refer to section “Stock Repurchase and Dividends” below for further information regarding our common stock repurchase.

Net cash used in continuing financing activities was $57.5 during the period February 20 to December 31, 2010.  We repaid our pre-bankruptcy first lien term loan of $150.0 and second lien term loan of $300.0; and we purchased our German term loan from the lenders for a total of $105.3.  Funds for these transactions were provided by the release from escrow of the $509.3 sale proceeds of the Senior Secured Notes, which were issued at 97% of their face value, and cash on hand.  We also paid financing fees of $11.5, related to our exit financing and the Senior Secured Notes offering.  Net cash used in financing activities was $9.5 during the period January 1 to February 19, 2010.  Sale proceeds from the Senior Secured Notes, $509.3, were closed into escrow.  We paid financing fees of $9.5 related to the Senior Secured Notes offering.

Net cash provided by continuing financing activities was $197.5 during the year ended December 31, 2009.  This was the result of proceeds received in the first half of 2009 on our $300.0 revolving credit facility entered into on March 2, 2007 and bankruptcy related debtor-in-possession financing, net of financing fees in the third and fourth quarters of calendar 2009.

Debt

Our debt facilities at December 31, 2011 included our Senior Secured Notes, 2011 Secured Term Loan, 2011 Unsecured Term Loan and Senior Credit Facility.  See Note 16, Debt, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.  On March 6, 2012, we repaid and terminated the 2011 Secured Term Loan and on March 21, 2012, we repaid and terminated the Senior Credit Facility, using proceeds from the sale of our Allrecipes.com business.  See Note 28, Subsequent Events, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

A summary of activity for the outstanding debt instruments is as follows:

Successor Company

•                  Senior Secured Notes and Indenture:  At December 31, 2011, $512.5, net of unamortized discount of $12.5, was outstanding under the Senior Secured Notes.  The Senior Secured Notes bear interest at a variable rate, which is reset quarterly, equal to LIBOR (subject to LIBOR floor of 3.0%) plus 6.5%.  The Indenture governing the Senior Secured Notes includes various covenants that, among other things, restrict certain payments by us, restrict our ability to merge with another entity, incur or guarantee debt and sell or transfer assets.  Refer to the “Sufficiency of capital resources” section below regarding compliance with the covenants.

•                  Senior Credit Facility:  In connection with the offering of the Senior Secured Notes, we entered into the Senior Credit Facility.  The Senior Credit Facility provided us with a three year revolving credit facility in an amount of up to $50.0 (with a $25.0 letter of credit sub-facility).  Generally, the revolving loans under the Senior Credit Facility bore interest at LIBOR (subject to a floor of 2.0%) plus 4.0%.  As of December 31, 2011, there were borrowings of $35.0 outstanding and $11.5 of standby letters of credit.  All borrowings under the Senior Credit Facility were repaid on March 21, 2012 and the letters of credit cash-collateralized, fully satisfying our obligations under the Senior Credit Facility.  The Senior Credit Facility included various covenants that, among other things, restricted certain payments by us, including dividends; restricted our ability to merge with another entity; incur or guarantee debt and sell or transfer assets.  These covenants also required us to meet a senior secured leverage ratio test.  Refer to the “Sufficiency of capital resources” section below regarding compliance with the covenants.

•                 2011 Secured Term Loan: On August 12, 2011, we entered into a term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (as defined therein); and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $45.0 Secured Term Loan.  The 2011 Secured Term Loan was to mature in November 2013 and bore interest at the rate of 7.0% per annum.  The 2011 Secured Term Loan was repaid on March 6, 2012 and our obligations fully satisfied.  The 2011 Secured Term Loan was fully and unconditionally guaranteed on a first priority secured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The obligations and guaranty under the 2011 Secured Term Loan were secured by a first priority security interest in the same collateral that secured our Senior Credit Facility and continues to secure our Senior Secured Notes.  The 2011 Secured Term Loan contained mandatory prepayment provisions in the event of certain events, including certain asset sales.  In connection with sale of Allrecipes.com and the repayment of the 2011 Secured Term Loan on March 6, 2012, we paid a prepayment premium of $5.0.

•                 2011 Unsecured Term Loan: Also on August 12, 2011, we entered into an unsecured term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (as defined therein); and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with an $10.0 Unsecured Term Loan.  The 2011 Unsecured Term Loan matures in May 2014 and bears interest at the rate of 11.0% per annum.  The 2011 Unsecured Term Loan is fully and unconditionally guaranteed, on an unsecured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The 2011 Unsecured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales, however, certain other indebtedness, including the Senior Secured Notes, would be paid prior to the 2011 Unsecured Term Loan.  In the event of any optional and mandatory prepayments, we will be required to pay a prepayment premium as set forth in the 2011 Unsecured Term Loan.

•                  On March 16, 2012, we obtained a waiver for the 2011 Unsecured Term Loan from the lenders thereunder, which waived compliance, as of December 31, 2011, with the financial covenant test contained in the 2011 Unsecured Term Loan. On March 24, 2012, we amended the 2011 Unsecured Term Loan to increase the senior secured leverage ratio in the financial covenant for the quarter ended March 31, 2012 and thereafter.

In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the 2011 Unsecured Term Loan.  The first tranche of warrants provide holders with the right to purchase up to 1.125 million shares of the Company’s common stock at an exercise price of $17.50 per share, subject to adjustment.  The second tranche of warrants provide holders with the right to purchase up to 1.25 million shares of the Company’s common stock at an exercise price of $15.00 per share, subject to adjustment.  Both tranches of warrants expire two years after the issue date.

Sufficiency of capital resources

Our primary sources of operating cash are revenue from non-magazine products (including single and series book sales, music, video and DVD products), magazine related products (including subscription revenue, advertising revenue and newsstand revenue) and non-published products and services (including vitamins and related health products, jewelry, merchandise, wine, mailing list rentals and royalty and license agreements).  Historically, our sources of cash have also included financing sources, including proceeds from the issuance of the Senior Secured Notes, as well as borrowings under the Senior Credit Facility and the 2011 Credit Facilities.  Our primary uses of cash are product and promotional costs, administrative expenses, including compensation, services and supplies, and interest and income taxes.

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

Since emerging from chapter 11 in February 2010, we have experienced operating losses and cash flow deficits.  Deteriorating macroeconomic and industry conditions and uncertainty have had a significant negative impact on the demand for our products and, therefore, the cash flows of our businesses.  Most of our revenue is based upon discretionary spending by consumers, which is influenced by customer preferences and general economic conditions.  Customer demand has declined in recent periods due to changing preferences as a result of increased competition from alternative content providers and pricing pressures.  In addition, a longer term trend has been a decrease in revenue from advertising as advertising budgets have scaled back and advertisers have shifted their advertising dollars to more directed platforms, including the internet.  We initiated various measures in 2011 to mitigate the impact on our cash flows, including reducing our cost structure by lowering headcount and overhead expenses and expanding our digital presence and products.  Notwithstanding these initiatives, in recent periods our business continued to face a number of challenges, including declines in our active customer base, softness in advertising in several of our publications and in our international markets, which have had an adverse impact on our results of operations.  We expect some of these conditions to continue throughout 2012.  Furthermore, the uncertainty of a continuing economic recession in the United States, Europe and other economies could have a material adverse effect on our business, financial position or operating results.

In addition to the initiatives discussed above, we have taken steps to sell or shutdown non-core or underperforming businesses. On February 8, 2012, we sold our Weekly Reader business and on February 29, 2012, we sold our Allrecipes.com business.  Proceeds from the Weekly Reader sale were not material.  The net proceeds from the Allrecipes.com sale of approximately $150.0 were used to repay the 2011 Secured Term Loan and the Senior Credit Facility and related fees.  The remaining proceeds will be used for certain capital expenditures as allowed under the Indenture and a tender offer for the Senior Secured Notes, as required by the Indenture. In addition, we shut down our Worldwide Country Tours business in January 2012, and have begun a process to sell our LED business in the fourth quarter of 2011.

While we continue to have confidence in our overall strategy and intend to work vigorously on addressing the challenges in our business, we cannot be certain that we will be able to fully realize all of the benefits of our operational and strategic initiatives discussed above or that, even if realized, those benefits will be sufficient to fully offset the impact of a weaker business environment and global economic conditions on our business.  This uncertainty led to our decision in the second quarter of 2011 to increase our cash position to assist in the implementation of strategic plans and and improve liquidity by utilizing substantially all of our Senior Credit Facility and obtaining $55.0 of incremental debt financing under the 2011 Credit Facilities, as discussed above. In addition, we are now pursuing replacement financing consisting of a $50.0 term loan and a $11.0 letter of credit facility.  We have received a commitment from a commercial lender and we expect to close this new financing in the first quarter of 2012 or shortly thereafter.  The proceeds from the new financing will be used for general working capital purposes.

Other factors also impact our cash availability and use.  As of December 31, 2011, we had $112.3 in cash and cash equivalents, of which approximately $78.7 was held by foreign subsidiaries.  At any given time, $60.0 to $70.0 of our global cash is generally unavailable for general corporate use as it is held in various worldwide bank accounts for local needs, such as prefunding payrolls and certain payables, and local working capital needs.  Further, at any given time, we generally have legally or contractually restricted cash of $12.0 to $18.0, required for sweepstakes deposits, cash collateral for credit card transactions and postal deposits.  The tax-related impact of repatriation of cash on hand from our foreign subsidiaries to the United States is not expected to be material.  We are also involved in disputes with the tax authorities in Brazil and Russia, for which we expect to pay approximately $4.7 for our dispute in Brazil, and could have a potential outlay of approximately $9.0 for our dispute in Russia.  Further, we continue to negotiate a settlement with the Federal Trade Commission in connection with its investigation with respect to sales of a fitness product by our LED business.  See “Item 3. Legal Proceedings.”

After giving effect to the waiver to our 2011 Unsecured Term Loan discussed above, we were in compliance with all covenants contained in our debt agreements as of December 31, 2011.  However, our ability to comply with the covenants in our debt agreements, particularly the financial covenant, depends on our results of operations and our operational and strategic initiatives continuing in line with our expectations.  Adverse changes in operating performance, further deterioration in business conditions or an unexpected event could have an adverse impact on our financial performance and could cause us to fail to satisfy the financial covenant.  Our results of operations also may be affected by any of the factors referred to above under “Cautionary Note Regarding Forward Looking Statements.”  If we fail to meet the financial covenant in our 2011 Unsecured Term Loan, we would have to either seek a waiver from the lenders thereunder or identify another source of working capital funding.

An important factor that has an impact on our ability to obtain financing, and the cost to us of such financing, is our corporate credit ratings.  Our corporate credit ratings and outlooks at December 31, 2011 are summarized below:

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

In January 2011, both Moody’s and Standard & Poor’s reaffirmed our ratings.

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

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and anticipated cash flows from operations and new financing will be adequate for us to meet our working capital, capital expenditure, debt service and other funding requirements for the next twelve months.  However, our ability to meet these needs, and to comply with the financial covenants in our debt agreements, depends on operating performance and on realizing the expected benefits of our operating and strategic initiatives, which are intended to reduce costs, reduce our debt levels and improve operating results and cash flows.  Furthermore, as noted above, our results of operations are materially impacted by prevailing economic conditions and other factors, some of which are beyond our control.  In light of these challenging circumstances, we are taking further steps to reduce our cash requirements, including having executed additional restructuring actions in the fourth quarter 2011, to achieve a sustainable cost structure and reducing debt and related debt service through selected asset sales such as our sale of Allrecipes.com.  We cannot assure you, however, that we will be able to successfully implement these initiatives or that, even if we are able to implement them, these initiatives will be sufficient to fully address our longer-term liquidity needs.

If our cash on hand and cash flows from operations were not sufficient to fully fund our working capital and other liquidity requirements, we would need to obtain funding from other sources.  However, we expect that, as a result of the factors described above, including current economic and market conditions, our current leverage and recent operating results, and our current credit ratings, it may be difficult for us to obtain additional debt or equity financing on terms that are acceptable to us, if at all.  As a result of the repayment and termination of our Senior Credit Facility, we no longer have access to a revolving credit facility to draw upon for ongoing working capital requirements.  Also, our debt agreements contain covenants that limit our ability to incur additional debt, and those lenders may be unwilling to modify or waive those covenants if such modifications or waivers are necessary.  In particular, once we close the new financing, our ability to incur additional debt will be severely limited.  In addition, while affiliates of certain of our shareholders provided us with funds under the 2011 Credit Facilities, neither they nor any other shareholders have agreed or are under any obligation to provide us with any further funding.  If we were unable to obtain additional financing, we would need to pursue one or more alternative solutions, such as amending or restructuring our debt or selling additional assets.

Stock Repurchase and Dividends

On February 28, 2011, the Company announced the final results of its share repurchase tender offer, which expired at 11:59 p.m., EST, on February 25, 2011.  The Company purchased 1,494,134 shares of common stock at a price of $29.00 per common share for a total cost of $43.3.  The shares of common stock accepted for purchase pursuant to the tender offer represented approximately 5.4% of the Company’s then outstanding shares of common stock.  The Company funded the repurchase of the shares using available cash.  As of December 31, 2011, the Company had approximately 26.4 million shares of common stock outstanding.  Any further dividends or repurchases in the future will be subject to the discretion of our Board and limitations in the document governing our Senior Secured Notes and 2011 Unsecured Term Loan.

Collateral requirements

The Senior Secured Notes (and our new proposed secured term loan and revolving l facility) are secured by a first priority security interest on substantially all of the assets of the Company and the Guarantors, including 100% of the capital stock of the Company and its domestic subsidiaries and 65% of the capital stock of their respective first-tier foreign subsidiaries, in each case subject to certain exceptions set forth in the Indenture and related documentation.

As of December 31, 2011, excluding intercompany assets, our non-guarantor subsidiaries represented approximately 46.1% of our total assets.  The value of the collateral in the event of liquidation may be materially different from book value.

Contractual obligations and commitments

For information regarding debt and other obligations, including lease commitments and contingencies, please see Note 20, Commitments and Contingencies, in the Notes to our December 31, 2011 Consolidated Financial Statements.

In the normal course of business, we enter into long-term arrangements with suppliers for raw materials and merchandise and with other parties whose recordings or works we use in our products.  These arrangements may contain minimum purchase requirements.  We enter into these agreements to facilitate an adequate supply of materials and to enable us to develop better products for sale to our customers.  The table below details our significant contractual obligations and the timing of payments due for those contracts with minimum purchase requirements.  The amount reported for commitments does not include any potential settlements with regard to uncertain tax positions.

The following table contains our contractual obligations as of December 31, 2011:

	Successor Company
	Payments due by period
Contractual obligations	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt obligations (a):
Senior Secured Notes	$—	$—	$—	$525.0
Senior Credit Facility	—	47.0	—	—
2011 Secured Term Loan	—	45.0	—	—
2011 Unsecured Term Loan	—	10.0	—	—
Interest (b)	57.1	105.6	101.3	12.7
Lease commitments:
Operating leases (c)	18.1	31.4	24.6	68.8
Purchase commitments:
Pension and postretirement commitment obligations (d)	53.2	74.1	72.0	173.6
Service and outsource contracts (e)	47.0	78.9	64.3	25.6
Total	$175.4	$392.0	$262.2	$805.7

(a)   See Note 16, Debt, in our Notes to December 31, 2011 Consolidated Financial Statements for further information.

(b)   Assumes average interest rate remains constant at December 31, 2011 level.

(c)   This item includes lease commitments that are expected to be made for operating leases.  Amounts in the “More than five years” category represent payments from 2017 and forward.  See Note 20, Commitments and Contingencies, in our Notes to December 31, 2011 Consolidated Financial Statements for further information.

(d)   This item includes payments that are expected to be made for pension and postretirement benefits.  Amounts in the “More than five years” category only includes projected payments from 2017 through 2021.  See Note 23, Benefit Plans, in our Notes to December 31, 2011 Consolidated Financial Statements for further information.

(e)   This item includes a number of service contracts such as product fulfillment agreements and information technology license and maintenance agreements.  These contracts terminate at varying dates ranging from 2012 through 2018.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1, Organization and Summary of Significant Accounting Policies, in the Notes to our December 31, 2011 Consolidated Financial Statements.  The accounting policies described below are those that we believe are critical to an understanding of our consolidated financial statements and require management to make significant judgments.  These judgments entail estimates and assumptions that are essential to determining the recorded amounts and their impact on our operating results.  Due to the uncertainty inherent in these estimates and assumptions, actual results might differ.

Fair value of goodwill and other intangible assets

During the year ended December 31, 2011, in the second quarter, we concluded that interim impairment tests were necessary for our Europe and APLA reportable segments.  This conclusion was based on certain indicators of impairment, including lower than expected results and a decline in our most recent financial projections developed during the year, along with declines in market comparables since our last annual impairment test.  During the second quarter, we recorded an impairment charge of $236.2, related to goodwill and other intangible assets. In addition, we experienced declines in excess of our expectations in our Canadian reporting unit, which triggered the need for an impairment tests in both the third and fourth quarters, and resulted in impairments of our indefinite lived intangible assets.  We recorded impairment charges of $10.0 and $11.1 against tradenames, in the third and fourth quarter, respectively.

As a result of these 2011 impairment tests, we recorded an impairment charge of $262.2, related to goodwill, other intangible assets, property and equipment and noncurrent assets.  Our Europe reportable segment had goodwill, other intangible asset and property and equipment impairment charges of $178.8, $13.8 and $0.3, respectively.  Our APLA reportable segment had goodwill and tradename related impairment charges of $26.6 and $26.9, respectively.  Our North America reportable segment had other intangible asset impairment charges of $12.1.  We also recorded impairment charges of $1.3 of internal use software and $2.4 of software to be sold or leased, a component of other noncurrent assets in our consolidated balance sheets.

We estimated the fair value of the Europe, APLA, and Canada reporting units based on a combination of the income and market multiple approaches.  Generally, we place a greater significance on the income approach.  During the year ended December 31, 2011, the discount rate used in our impairment tests ranged from 13.0% to 14.0%; the near-term growth rates ranged from (13.2%) to 11.4%; and the perpetual growth rates ranged from 1.0% to 3.0%.  Refer to Note 4, Impairment of Assets, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

The financial forecast utilized for purposes of the impairment analysis was an estimate of reasonable expected-case financial results that a market participant would expect the Company to generate in the future.  Given the proximity of time since establishing the fair value of our reporting units on February 19, 2010, our estimates of fair value approximate book value.  While the Company believes the assumptions used in the interim and annual impairment analyses are reasonable, our analysis is sensitive to adverse changes in the assumptions used in the valuations.  In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate and market multiple assumptions could produce significantly different results for the impairment analyses.  Internal and external factors could result in changes in these assumptions against actual performance which may result in future impairment tests and charges.  Internal and external factors that could negatively impact our key assumptions include a decline in the stock market that would reduce relative valuations of comparable peer-group companies; a decrease in economic outlook or expectation for the publishing industry; certain strategic initiatives are not realized or achieved at the level expected; an increase in interest rates, borrowing rates and other measures of risk, which would increase the discount rate applied to future cash flows and reduce the present value of future cash flows; and a result in an actual financial performance that is lower than anticipated.  We will continue to monitor any changes in circumstances for indicators of impairment.

Fresh Start Accounting

We, as part of our emergence from our chapter 11 proceedings, adopted fresh start accounting.  In applying fresh start accounting, our assets and liabilities were recorded at fair value as of February 19, 2010, the effective date of our emergence from chapter 11.  The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets.  Our financial results for periods following application of fresh start accounting will be different from historical trends and the differences may be material.

Revenue recognition

Our primary revenue recognition policies for our key products are described below.

Magazines

Sales of our magazine subscriptions, less bad debt and return reserves are deferred and recognized as revenue proportionately, on the first day of each month, over the subscription period.  Revenue from sales of magazines through the newsstand is recognized at the issue date, net of an allowance for returns.  Advertising revenue is recorded as revenue at the time the advertisements are published, net of discounts and advertising agency commissions.  From time to time, we might publish special issues, which contain substantial additional editorial content, as compared to a single issue. For our special issues, we recognize revenue for two issues, net of aforementioned allowances, at the respective issue date.

Books and other products

Revenue is recorded when title passes, net of provisions for estimated returns and bad debts.  Title passes upon time of shipment.  For our display marketing products, title passes either at the point of sale or at the time of shipment.  In certain circumstances, our promotion entitles the customer to a preview period.  Revenue generated by these promotions is recognized after the preview period lapses.

Estimates of returns and bad debt

Our ability to accurately estimate returns and bad debt is critical in determining the amount of revenue to recognize.  We present our revenue net of an allowance for returns and bad debts.

We estimate returns for all products, as well as cancellations of magazine subscriptions, based on historical data, method of promotion and results of market testing for the products.  Reserve levels are adjusted as actual return data is received.  On a consolidated basis, our estimates of returns have not differed significantly from actual results.

Estimates of bad debts are prepared using historical data based on the type of product and promotion and the source of customer.  We review our bad debt reserves periodically to ensure they are appropriately stated.  If actual results differ from our estimates, the reserve is adjusted as actual bad debt data is received.  On a consolidated basis, our estimates of bad debts have not differed significantly from actual results.

Revenue for our books and home entertainment and magazine businesses are principally driven by direct mail and, therefore, are the most sensitive to changes in payment rates and returns.

Inventory valuation

We periodically assess our inventory for obsolescence and to ensure it is recorded at the lower of cost or market value.  In estimating the necessary inventory lower of cost or market adjustment, we forecast demand for products on hand and assess market conditions, including potential usage in future promotions.  Adjustments to inventory are recorded in product, distribution and editorial expenses on the consolidated statements of operations.

Deferred promotion costs and related amortization

Promotion costs for our books and home entertaining products are deferred only if certain criteria are met, including whether the future profit expected to be generated by a promotional campaign is greater than the costs deferred.  Estimates of revenue, profits to be generated and of returns are made using historical data based on the type of product, method of promotion and customer targeted.  As actual results for a specific promotional campaign are received, the campaign is reassessed.  On a consolidated basis, our estimates have not differed significantly from actual results.  To the extent that capitalized costs of the campaign exceed the profit expected to be generated, the difference is expensed immediately.  Amortization related to deferred promotion expenses is included in promotion, marketing and administrative expenses on the statements of operations.

Pension assumptions

Pension and postretirement benefit obligations and the related effects on operations are calculated using actuarial models.  Two critical assumptions, discount rate and expected rate of return on assets, are important elements in determining plan expense and/or liability measurement.  We evaluate these critical assumptions at least annually.  In addition, medical trends are an important assumption in projecting the medical claim levels for our postretirement benefit plan.  Other assumptions affecting our pension and postretirement obligations involve demographic factors such as retirement, expected increases in compensation, mortality and turnover.  These assumptions are evaluated periodically and are updated to reflect our experience.  Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Currently, the long-term rate of return on pension assets is the most significant factor in determining our net periodic pension benefit (expense).  The assumed long-term rate of return on pension assets represents the rate of return we expect our pension assets to earn over an extended time horizon.  Accordingly, significant changes in this rate due to short-term fluctuations in market conditions are not appropriate.

For the six months ended December 31, 2009 and during fiscal year 2009, our assumed long-term rate of return on pension assets, used to determine net pension income for our over-funded U.S. plan, was 8.5%.  Our assumption for the long-term rate return has remained consistent through December 31, 2010; however we have revised the investment strategy of the plan effective July 1, 2010 and consequently changed our assumed long-term rate of return to 7.0%.  This change is expected to reduce our pension income by $7.7 annually.  For the period ended December 31, 2011, the assumed long-term rate of return was also 7.0%.  A 25 basis point decrease in the weighted average long-term rate of return on pension assets used for the period ended December 31, 2011 would have increased net periodic pension expense by approximately $1.3.

For the year ended December 31, 2011 and the periods February 20 to December 31, 2010 and January 1 to February 19, 2010, the assumption for our long-term rate of return on international pension assets was 5.4%, 5.6% and 5.6%, respectively. For the six months ended December 31, 2009, six months ended December 31, 2008 and fiscal year 2009, our assumed long-term rate of return on our international pension assets, used to determine the net periodic pension expense, was 6.7%.  A 25 basis point decrease in the weighted average long-term rate of return on pension assets used for the period ended December 31, 2011 would have increased net periodic pension expense by approximately $0.3.

The discount rate is currently not a significant assumption in calculating the net periodic pension income or benefit obligation for our U.S. plans because the plans are mature and include a significant number of retirees who are currently receiving benefits.  Accordingly, the period over which the obligation is discounted is shorter than it would be for other employers’ plans.  The discount rate used to determine the pension income for our U.S. plans was 5.0% for the year ended December 31, 2011, 5.2% for the period July 1 to December 31, 2010, 5.8% for the period February 20 to June 30, 2010 and 5.7% for the period January 1 to February 19, 2010, as compared to 6.5% for the six months ended December 31, 2009, and 6.8% in fiscal 2009.  A 25 basis point decrease in the discount rate used for the year ended December 31, 2011 would have increased net pension income by $0.5.  The discount rate is matched to yield curves reflective of the cash flows of our plan and also compared to indices of high-quality long-term corporate bonds of the appropriate duration.

For the international plans, the weighted average discount rate used to determine the pension expense was 5.4% for the year ended December 31, 2011, 5.6% for the period February 20 to December 31, 2010, 6.3% for the period January 1 to February 19, 2010, and 6.6% in fiscal 2009.  The weighted average discount rate projected for the year ended December 31, 2011 pension income was 5.4%  This is primarily driven by the decrease in rates of high-quality long-term corporate bonds in the Eurozone and the deconsolidation of RDA UK.  A 25 basis point decrease in the discount rate used for the year ended December 31, 2011 would have increased net periodic pension expense by approximately $0.1.  The discount rates are generally set by reference to yields of high-quality long-term corporate bonds of the appropriate duration.

For our postretirement plans, the weighted average discount rate used to determine the postretirement expense was 5.1% for the year ended December 31, 2011, 5.5% for the period July 1 to December 31, 2010, 5.8% for the period February 20 to June 30, 2010 and 5.8% for the period January 1 to February 19, 2010, as compared to 6.6% for the six months ended December 31, 2009 and 6.7% in fiscal 2009.  The weighted average discount rate projected for postretirement expense in 2012 is 4.4%.  A 25 basis point decrease in the discount rates used for the year ended December 31, 2011 would have decreased net postretirement expense by less than $0.1.  The discount rates are generally set by reference to yields of high quality long-term corporate bonds of the appropriate duration.

The annual rate of increase in the per capita cost of covered healthcare benefits assumed for the year ended December 31, 2011 and for the periods February 20 to December 31, 2010 and January 1 to February 19, 2010 was 8.3%, 8.5% and 8.6%, respectively.  The health care cost trend rate assumption has a significant effect on the amounts reported.  Increasing the assumed healthcare cost trend rates by one percentage point would increase the service and interest cost components by less than $0.1 for the year ended December 31, 2011 and the postretirement benefit obligation by $0.3 as of December 31, 2011.  A one percentage point decrease in the assumed health care cost trend rate would decrease the service and interest cost component by less than $0.1 for the year ended December 31, 2011 and the postretirement benefit obligation by $0.3 as of December 31, 2011.

Income and expenses associated with our pension plans are included in promotion, marketing and administrative expenses on the consolidated statements of operations.  Impacts on respective countries vary depending on the nature of each individual plan.  See Note 23, Benefit Plans, in the Notes to our December 31, 2011 Consolidated Financial Statements, for more information.

Restructuring charges

Restructuring charges are recorded in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), ASC 712, Compensation—Nonretirement Postemployment Benefits (“ASC 712”) or ASC 715, Compensation—Retirement Benefits (“ASC 715”).  Under ASC 420, costs associated with restructuring actions, including one-time severance benefits, are only recorded once a liability has been incurred.  However, the severance programs at RDA generally do not qualify as one-time benefits; therefore, we recognize severance amounts pursuant to the guidance for postemployment benefits and ASC 715 (the impact of pension curtailments and settlements that are directly attributable to our restructuring actions are recorded in accordance with ASC 715).  Severance charges represent the cost to separate employees from our operations in order to streamline the organization.  The separation is accomplished through a combination of voluntary and involuntary severance programs.  As such, severance amounts are recorded when a termination plan is developed and approved, including the identification of positions to be separated, and when payment is probable and estimable.  Other amounts related to restructuring actions, including charges to terminate contractual obligations in connection with streamlining activities, are estimated and recorded in accordance with the guidance of exit and disposal costs.  The impact of restructuring charges is recorded in other operating items, net on the statements of operations.  See Note 5, Other Operating Items, Net in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

Long-lived assets

Goodwill and other intangible assets with indefinite lives are assessed for impairment annually or on an interim basis if indicators of impairment are present.  These assessments, which require a significant level of judgment, involve management’s estimates of future cash flows, market trends and other factors.  If goodwill and other intangible assets with indefinite lives are determined to be impaired, an impairment charge is recorded.

Management’s estimates of future cash flows take into consideration market trends and our internal projections of performance relative to other constraints, including the efficiency and effectiveness of sales channels and potential changes in market penetration.  External factors, such as competition and the health of regional economies, must also be considered.  Although these factors are critical to assessing impairment, estimates of fair value are also sensitive to small changes in profit margins and discount rates.

Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired.  We assess recoverability by comparing the asset’s carrying amount to the undiscounted future net cash flows expected to be generated by the asset.  To the extent the carrying value of the asset exceeds its future cash flows; an impairment loss is recorded based on the fair value of the asset.  See Note 4, Impairment of Assets, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

In addition to the above, property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable in accordance with ASC 360, Property Plant and Equipment (“ASC 360”).  We assess recoverability by comparing the asset’s carrying amount to the undiscounted future net cash flows expected to be generated by the asset.  If we determine that the asset is impaired, the impairment recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Impairments are recorded in the Impairment of assets line item on the statements of operations.  See Note 4, Impairment of Assets, in the Notes to our December 31, 2011 Consolidated Financial Statements for further information.

We incurred impairment charges of $262.2 during the year ended December 31, 2011;  $16.4 during the period February 20 to December 31, 2010; and $939.4 in fiscal 2009.

Embedded Interest Derivative

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, our 2011 Secured Term Loan was issued with an embedded interest feature, which required us to make an additional interest payment upon repayment of the loan prior to its stated maturity.  We estimated the fair value of the embedded interest feature by estimating the date and probability that the loan would be repaid prior to its stated maturity.  Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative financial instruments are initially and subsequently carried at fair values, our income or loss will reflect the volatility in changes to these estimates and assumptions.  Refer to Note 16, Debt in our consolidated financial statements for further discussion.

As of December 31, 2011, we recorded yield maintenance, under the assumption that we would repay the 2011 Secured Term Loan in February 2012.  This estimated timing of repayment was based on a 95.0% probability of completing an asset sale in that timeframe, which would in turn require us to repay the 2011 Secured Term Loan prior to its stated maturity.  Subsequent to December 31, 2011, we completed the asset sale of Allrecipes.com.  On March 6, 2012, we repaid the 2011 Secured Term Loan and consequently paid $5.0 in yield maintenance.  Refer to Note 28, Subsequent Events, in our consolidated financial statements for further discussion.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which represents an update to ASC 350.  ASU 2011-08 simplifies how entities test goodwill for impairment.  ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform a two-step goodwill impairment test.  ASU 2011-08 is effective for the Company in the first quarter of its fiscal year ending December 31, 2012, and early adoption is permitted.  ASU 2011-08 is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which represents an update to ASC 220, Comprehensive Income (“ASC 220”).  ASU 2011-05 provides new disclosure guidance for comprehensive income, requiring presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  An entity will have the option to present these items in one continuous statement or two separate but consecutive statements.  An entity will no longer be permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12’), which represents an update to ASC 220.  ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  These updates are effective for fiscal years beginning after December 15, 2011 and for interim periods within those years.  The Company plans to adopt this guidance effective January 1, 2012, and they are not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which represents an update to ASC 820.  ASU 2010-06 provides new disclosure guidance for Level 3 fair value measurement activity, requiring separate presentation of information about purchases, sales, issuances and settlements.  This update is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.  The Company adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial statements.

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

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange rate risk

The functional currency for our foreign operations is the local currency.  In the normal course of business, significantly all of the transactions of our foreign operations occur in local currencies.  However, on occasion, certain transactions are conducted in currencies that differ from the local currency.  Our earnings are sensitive to the impact of changes in foreign currency exchange rates on certain identifiable transactions.  We seek to manage this exposure in part through operational means, to the extent possible, by matching functional currency revenue and costs, and matching functional currency assets and liabilities.  Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our consolidated statements of operations along with the underlying transactions.  As of December 31, 2011, our financial instruments consisted of short-term receivables and payables whose carrying value approximated fair value.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included in our December 31, 2011 Consolidated Financial Statements, which are contained in Part IV, Item 15 of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B.                                            OTHER INFORMATION

None.

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The terms “we,” “us” and “our” in this Management section generally refer to RDA Holding Co.

Information concerning our directors

The following table sets forth the name, age and title of the Board of Directors of RDA Holding Co., parent of The Reader’s Digest Association, Inc. The Board of Directors of The Reader’s Digest Association, Inc. is identical to the RDA Holding Co. Board of Directors.

Name	Age	Position

Randall Curran	57	Chairman of the Board
William Drewry	48	Director
Robert Guth	48	President, Chief Executive Officer and Director
Keith Richman	38	Director
Ryan Schaper	34	Director
Doug Teitelbaum	46	Director
Martin Wade	62	Director

Biographical information concerning the directors is set forth below.

Randall Curran has served as our director and as our Chairman of the Board since April 2011. Since August 2011, Mr. Curran has been the Chief Executive Officer of Ozburn-Hessey Logistics, LLC, a privately held third party logistics provider.  Prior to that, since 2005 Mr. Curran had been the Chief Executive Officer of ITC^DELTACOM, Inc., a publically held Southeastern telecommunications company that was acquired by Earthlink, Inc. in December 2010.  In 2004, Mr. Curran performed numerous consulting assignments.  From 2000 to 2003, Mr. Curran served as the Chairman and Chief Executive Officer of ICG Communications, Inc., a publicly traded nationwide telecommunications company.  Mr. Curran has an MBA from Loyola University of Chicago and a BA from DePauw University.

William Drewry has served as our director since April 2011. Since May 2011, Mr. Drewry has been a Managing Director in the Global Media Group at RBC Capital Markets. From April 2009 to February 2011, Mr. Drewry held the position of Chairman of Media Investments of Diamond Castle Holdings, a private equity investment firm.  From May 2007 to December 2008, Mr. Drewry was an investment banker at UBS Investment Bank.  From 1998 to May 2007, Mr. Drewry served as an Investment Analyst at Credit Suisse First Boston.  In 2004, Mr. Drewry became the Global Head of Media Equity Research at Credit Suisse First Boston.  Mr. Drewry served as a director of Bonten Media Group from April 2009 to February 2011.  Mr. Drewry has a BA in history from Old Dominion University.

Robert Guth has served as our director since April 2011 and as our President and Chief Executive Officer since September 2011. Since October 2011, Mr. Guth has served as the chairman of the board of directors and a member of the compensation and audit committees of Lumos Networks, a regional communications services provider.  From December 2009 until October 2011, he served as a member of the board of directors and the Nominating and Governance Committee of nTelos Holdings, Corp., a regional wireless and wireline service provider.  Mr. Guth also currently serves as a member of the board of directors and Audit Committee of Integra Telecom, an integrated telecommunications service provider, and as a member of the board of directors and compensation committee of Otelco, a telecommunications and local exchange carrier.  From 2006 to 2007, Mr. Guth held the position of President of the Business Markets Group of Level 3 Communications, an internet service provider.  From 2002 to 2006, Mr. Guth held the position of President and Chief Executive officer of the telecommunications company TelCove, a position he assumed approximately four months after the company had filed for protection under Chapter 11.  In this role, Mr. Guth oversaw the restructuring of the company and its sale to Level 3 Communications in 2006.  From 2004 to 2006, Mr. Guth served as Chairman of TelCove.  Mr. Guth has a BS in electrical engineering from Lehigh University.

Keith Richman has served as our director since April 2011. Since 2004, Mr. Richman has been the CEO of Break Media, an Internet entertainment company which operates a number of branded properties including Break.com, CagePotato, HolyTaco, ScreenJunkies and WallstreetFighter, and represents hundreds of publishers as one of the largest video advertising networks online, reaching more than 125 million visitors each month.  Prior to founding Break Media in 2004, Mr. Richman served as a co-founder and the Director of Business Development for Billpoint Inc. and was integral in the development of that business and its ultimate sale to Ebay, Inc. in 1999.  From 2000 to 2002, Mr. Richman served as a co-founder and vice president of OnePage, Inc., which was acquired by Sybase, Inc. in 2002.  Mr. Richman has an MA and a BA from Stanford University in International Policy Studies.

Ryan Schaper has served as our director since April 2011. Since 2009, Mr. Schaper has been Managing Member of Point Lobos Capital LLC, an investment management firm.  From 2002 to 2008, Mr. Schaper served as a portfolio manager at Farallon Capital Management, a global investment firm.  From 2000 to 2002, he served as an investment banking analyst for Banc of America Securities.  Mr. Schaper has a BS in Industrial Engineering from Stanford University.

Doug Teitelbaum has served as our director since April 2011. Since December 2010, Mr. Teitelbaum has served as the Managing Partner of Homewood Capital, LLC, an investment firm that specializes in turnaround private equity investing.  From April 1996 to December 2010, Mr. Teitelbaum was a Managing Partner at Bay Harbour Management L.C., an investment advisory firm that specializes in investments in securities of distressed companies.

Martin Wade has served as our director since April 2011. Since September of 2006, Mr. Wade has held the position of Chairman and Chief Executive Officer of Broadcaster, Inc. (formerly International Microcomputer Software Inc.), a company engaged in the game development and telecommunications businesses.  Mr. Wade also currently serves as Chairman of Philadelphia Media Networks, a media company owning newspapers and digital assets.  From September 2001 to September 2006, Mr. Wade held the position of Chief Executive Officer of International Microcomputer Software Inc.  From May 2001 to August 2001, Mr. Wade served as Director, President and Chief Executive Officer of Digital Creative Development Corporation (“DC2”), a developer of entertainment content companies focusing on broadband content delivery.  From June 2000 to April 2001, Mr. Wade served as Director and Executive Vice President of DC2.  Since 2001, he has served on the board of directors for Alliance One International (NYSE:A01), where he currently serves on the Audit and Compensation Committees and was formerly Chairman of the Finance Committee. Mr. Wade has an MBA from the University of Wyoming and a BS from West Virginia University.

Information concerning our executive officers

The following table sets forth the name, age and title of our executive officers:

Name	Age	Position

Robert Guth	48	President, Chief Executive Officer and Director
Chris Hearing	49	Executive Vice President and General Manager, Lifestyle & Entertainment Direct
Joseph Held	56	Senior Vice President and Global Chief Information Officer
Dan Lagani	48	Executive Vice President and President, North America
Andrea Newborn	49	Senior Vice President, General Counsel and Secretary
Albert Perruzza	64	Executive Vice President, Business Operations
Susan Russ	42	Vice President, Global Communications
Paul Tomkins	54	Executive Vice President and Chief Financial Officer
Dawn Zier	47	Executive Vice President and President, International

Biographical information concerning the executive officers is set forth below.

Robert Guth, our President and Chief Executive Officer, also serves as a Director and whose biographical information is set forth above under the caption “Information concerning our directors.”

Christopher Hearing serves as our Executive Vice President and General Manager for Lifestyle and Entertainment Direct, or LED, comprised of Direct Holdings Americas Inc., Direct Entertainment Media Group and Saguaro Roads Records. Prior to merging LED with Reader’s Digest in 2007, Mr. Hearing was Executive Vice President and Chief Financial Officer for Direct Holdings Worldwide, LLC. Mr. Hearing served as a Financial Analyst for Time Life Books, a division of Time Life Inc., from April 1987 to 2002, when he was promoted to Corporate Executive Vice President (Time Inc.) and Chief Financial Officer and Chief Operations Officer of Time Life Inc.

Joseph Held has served as our Senior Vice President and Global Chief Information Officer since May 2011 and has responsibility for Reader’s Digest Association’s technology worldwide.  Before joining RDA, Mr. Held was the Senior Vice President and Chief Information Officer for Standard & Poor’s from August 2004 to May 2011, and was the executive responsible for Investment Technology Services at Hartford Life Insurance, as the Vice President for Investment Products Systems (Annuity and Mutual Funds Systems from February 1997 to August 2004.  He also held several IT roles at CIGNA HealthCare from 1995 to 1997 and Aetna Life and Casualty from 1983 to 1995.

Dan Lagani has served as our Executive Vice President since February 2011 and President, North America since June 2011.  Previously, he served as our President, Reader’s Digest Community from February 2011 to June 2011, and as our President, Reader’s Digest Media since joining the Company in May 2010 to February 2011. Prior to joining us, Mr. Lagani ran TreCani Advisors, a digital media consulting group which he founded in 2009. From 2006 to 2009, Mr. Lagani served as President of the Fairchild Fashion Group, a division of Condé Nast; from 2005 to 2006, he was Vice President and Group Publisher of the Condé Nast Bridal Group; and from 2002 to 2005, he served as Vice President and Publisher of Better Homes and Gardens. Earlier in his career, Mr. Lagani served in leadership roles at various media companies.

Andrea Newborn has served as our Senior Vice President since August 2008, as Vice President and General Counsel since March 2007 and as our Secretary since July 2007. Ms. Newborn joined the Company in 1991, and served as our Vice President and Associate General Counsel since 2000. Ms. Newborn is also a member of the Board of Directors and Secretary of Reader’s Digest Partners for Sight Foundation.

Albert Perruzza has served as our Executive Vice President Business Operations since September 2011.  Prior to that, he served as our Senior Vice President Global Operations & Information technology since August 2008 and as our Senior Vice President Global Operations & Business Redesign since 1999. Mr. Perruzza joined the Company in 1972.

Susan Fraysse Russ joined the Company in 2000 and currently serves as the Company’s Vice President of Global Communications and Executive Director for the Reader’s Digest Foundation. Ms. Russ is responsible for global internal communications, corporate public relations, as well as community relations, including the Reader’s Digest Foundation.  A graduate of Rutgers University with a BA in Communications and English, Ms. Russ serves on the Board of Directors of the Volunteer Center of Bergen County and the Westchester Volunteer Center and is on the Board of Trustees for the Hudson River Museum, where she heads the Marketing and Development Committee.

Paul Tomkins has served as our Executive Vice President, Chief Financial Officer since May 2011.  Prior to joining the Company, he spent more than 27 years with AT&T, Inc., where he held a progression of financial management positions, including Vice President Controller for AT&T Business Solutions since May 1997, where he was responsible for managing the unit’s financial and reporting processes, as well as internal controls and change management processes both for AT&T Corp. Business and Consumer Services.  Mr. Tomkins was also a member of the AT&T Business Sarbanes/Oxley Steering Committee.  Prior to 1997, Mr. Tomkins served as the head of Accounting Policy and External Reporting at AT&T and also served as the International CFO/Controller for AT&T Global Business Communication Systems (currently Avaya) where he led the deployment of financial systems and processes to support growth outside the United States.  Mr. Tomkins holds a Masters of Business Administration from Seton Hall University (1990) and a Bachelor of Science from Rider College (1979).  Mr. Tomkins is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants, a member of the New Jersey Society of Certified Public Accountants and a member of the Seton Hall University Leadership Development Council.

Dawn Zier has served as our Executive Vice President since February 2011 and President, International since April 2011. Prior to that, she served as our President, Europe since October 2009, our President of Global Consumer Marketing since June 2008 and additionally became the Chief Executive Officer of Direct Holdings beginning in June 2009. From March 2007 to June 2008, Ms. Zier served as our President of North American Consumer Marketing. From August 2005 to March 2007, she served as our President, Reader’s Digest Canada and U.S. Books and Entertainment. Ms. Zier was Vice President of Consumer Marketing of U.S. Magazines from February 2001 to August 2005. Prior to joining the Company in February 1992, she worked for AT&T and Chase Manhattan Bank. She is active in the industry and was appointed to the Board of the Direct Marketing Educational Foundation in 2011. She has served on the Direct Marketing Association’s Board of Directors since 2008 and was nominated in 2011 to the Executive Committee for the Global Advisory seat. From 2005 to 2009, she chaired the Magazine Director’s Advisory Committee for the Audit Bureau of Circulations.

The Board and Its Committees

General

On April 18, 2011, holders of a majority of the Company’s outstanding common stock, acting by written consent and in accordance with the provisions of the certificate of incorporation and bylaws and the stockholders agreement to which the Company and the holders of its common stock are parties, removed seven of the eight members of the Board and filled all vacancies with new members (“Board Change”).  Each of our current directors was elected to the Board in connection with the Board Change.

Board Meetings

The Board of Directors has a standing Audit Committee and Compensation Committee. Each Committee operates under a written charter adopted by our Board of Directors. The Committee charters are publicly available in the “Our Company” section of our Web site, http://www.rda.com, under the heading “Governance.”

We expect our Board members to rigorously prepare for, attend and participate in all Board and applicable committee meetings. Each Board member is expected to ensure that other existing and planned future commitments do not materially interfere with his or her service as a director.

Director Independence

The Board of Directors has reviewed the independence of each director, taking into account potential conflicts of interest, transactions, and other relationships that would reasonably be expected to compromise a director’s independence. The Board of Directors has determined that all of our directors are independent directors as defined by the New York Stock Exchange (“NYSE”) listing standards, with the exception of Mr. Guth, who serves as our Chief Executive Officer.

Board Leadership Structure

Our Board is comprised of seven directors. Mr. Guth serves as our President, Chief Executive Officer and director. Mr. Curran serves as our chairman of the Board. The Board believes that its current leadership structure provides independent Board leadership, engagement, and oversight while also providing the benefits connected with having our Chief Executive Officer serve as a member of our Board.

Audit Committee

We have a separately designated standing Audit Committee established by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. Members of the committee are Mr. Wade (chairman) and Mr. Drewry, each of whom is independent as defined by the NYSE listing standards. Our Board of Directors has identified Mr. Wade as our Audit Committee financial expert. The Committee evaluates and selects our independent auditors, reviews our financial statements and discusses the adequacy of our internal controls with management and the external auditors. The Committee also supervises the relationship between us and our outside auditors, reviews the scope of both audit and non-audit services and related fees, and determines the independence of the external auditors.

Compensation Committee

The Compensation Committee approves the compensation to be paid to all executive officers, other than our Chief Executive Officer, whose compensation is determined by the Board, and is responsible for the administration of our benefit and equity plans. The Committee is responsible for making recommendations to the Board of Directors for the compensation of non-employee directors. Members of the Committee are Mr. Richman (chairman) and Mr. Wade. Each member of the Committee qualifies as an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, as amended (the “Code”), as a “non-employee director” as defined by Rule 16b-3 under the Exchange Act and as independent, as defined by the NYSE listing standards. The Compensation Committee may delegate to subcommittees or to our management some of the responsibilities of the full Committee.

Compensation Committee Interlocks and Insider Participation

Mr. Guth served on the Compensation Committee during 2011, before he became President and Chief Executive Officer.  Upon being named President and Chief Executive Officer, he ended his service on the Compensation Committee.  Other than Mr. Guth, no director serving on the Compensation Committee during any part of 2011 was, at any time either during or before such fiscal year, an officer or employee of the Company or any of our subsidiaries. No interlocking relationship exists between the Board or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year.

Code of Ethics

We have adopted The Reader’s Digest Association, Inc. Ethical, Legal and Business Conduct Policies (the “Code of Conduct”), which applies to us, RDA Holding Co., and all our employees, including our chief executive officer, chief financial officer, principal accounting officer and controller. We also have adopted a Supplemental Code of Ethics for the CEO and Senior Officers, which applies to our chief executive officer, chief financial officer, chief accounting officer and controller, as well as other employees with certain financial and reporting responsibilities (the “Supplemental Code”). The Code of Conduct and the Supplemental Code are available on our corporate website at www.rda.com in the “Our Company—Governance” section. A free copy of our Code of Conduct and Supplemental Code may be requested from:

The Reader’s Digest Association, Inc.
Corporate Secretary
44 South Broadway
White Plains, New York 10601

If we make any substantive amendments to, or a waiver from, a provision of our Code of Conduct or Supplemental Code that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at www.rda.com or in a report on Form 8-K.

On September 24, 2007, our Board of Directors adopted Ethical Guidelines for The Board of Directors of The Reader’s Digest Association, Inc. (the Board Ethical Guidelines”) that embody our commitment to conduct our business in accordance with the highest standards of ethical conduct and to comply with all applicable legal and regulatory requirements. We also have adopted a Vendor Code of Conduct (the “Vendor Code”), that sets forth our expectations that our vendors and agents share and uphold our high standards, and act in accordance with all applicable laws and regulations when performing services for us.

The Board Ethical Guidelines and the Vendor Code are available on our corporate website at www.rda.com in the “Our Company—Governance” section.

ITEM 11.                                              EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2011.

Compensation Committee of the Board of Directors

Keith Richman

Martin Wade

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and provides context for the data presented in the tables that follow. In addition, in this section we address the compensation paid or awarded during the twelve months ended December 31, 2011, to the individuals who served as our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and three other executive officers who were the most highly compensated executive officers during the twelve months ended December 31, 2011. We refer to these executive officers as our “Named Executive Officers.”

Our executive compensation program is overseen and administered by the Compensation Committee of our Board of Directors.  See “Directors, Executive Officers and Corporate Governance — Compensation Committee”.  The Compensation Committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board of Directors relating to the compensation of our executive officers and related duties. Management presents cash and equity compensation recommendations to the Compensation Committee for its consideration and approval (other than compensation for our Chief Executive Officer). The Compensation Committee reviews these proposals and makes all final compensation decisions for corporate executive officers (except our Chief Executive Officer for whom full Board approval is required) by exercising its discretion in accepting, modifying or rejecting any management recommendations.

Following the appointment of a new Board of Directors by a majority of our shareholders on April 18, 2011, our new Board appointed a new Compensation Committee. The new Compensation Committee adopted the compensation philosophy and principles which are described below. Compensation for periods prior to the appointment of the new Board of Directors reflect decisions made by the members of our prior Board and Compensation Committee, none of whom continue to serve in such capacities.

Our Named Executive Officers for 2011 were as follows:

•                  Robert Guth, President and Chief Executive Officer

•                  Paul Tomkins, Executive Vice President, Chief Financial Officer

•                  Joseph Held, Senior Vice President, Chief Information Officer

•                  Al Perruzza, Executive Vice President, Business Operations

•                  Dawn Zier, Executive Vice President, International

•                  Mary Berner, Former President and Chief Executive Officer

•                  Thomas Williams, Former President and Chief Executive Officer

•                  Margaretta Northrop, Former Global Editor in Chief

•                  Patricia Hespanha, Former President, Asia Pacific Latin America

Our Executive Compensation Philosophy

Our executive compensation program is designed to offer market competitive compensation opportunities, which include components that are linked to both individual and corporate performance. Our compensation philosophy is designed to provide a total compensation package that will enable us to:

•     Attract, motivate and retain high caliber talent critical to our success;

•     Reward successful performance by the executives and the Company by linking a significant portion of compensation to our financial performance; and

•     Further align the interests of our executive officers with those of our stockholders by providing long-term equity compensation.

Our compensation program is intended to reinforce the importance of performance and accountability at various operational levels.

Accordingly, a significant portion of total compensation is in the form of incentives that reward performance as measured against established goals, i.e., “pay for performance.” Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. For each Named Executive Officer, we look at his or her individual contributions to our overall results, including measurement against established personal goals, and our operating and financial performance compared with the targeted goals. The Compensation Committee reviews each element of compensation as it relates to the objectives of competitiveness and pay for performance.

Competitive Data

Management (generally consisting of our Chief Executive Officer, the Chief Human Resources Officer, and the Vice President of Compensation and Benefits) develops recommendations for executive compensation (other than the compensation of our Chief Executive Officer) by using, among other things, compensation survey data for a broad set of organizations of comparable business, size and complexity. However, while we believe that the compensation practices of these companies provide us with useful information, we primarily compete for talent with privately-held publishing companies, for which there is little competitive data available.

As a result, the survey data we use for industry-specific positions principally comes from more broad, general surveys including the Towers Watson Media Executive Compensation Survey, consisting of approximately 105 participants, which focuses on media and publishing companies ranging in revenue from under $20 million to over $40 billion, and the Towers Watson General Industry Executive Survey, which consists of over 500 participants and which we use for function role comparisons. However, we do not compare compensation to a specific peer group of companies or any subset of companies within the Towers Watson surveys described above.

Management uses the information from the Towers Watson surveys as initial data points from which to understand current compensation practices for individuals in positions similar to our Named Executive Officers (including the 25th, median and 75th percentiles for base salary, total cash compensation and total direct compensation) and to assist it in developing recommendations to the Compensation Committee for our Named Executive Officers’ compensation other than our Chief Executive Officer. The Compensation Committee considers these recommendations in light of the individual’s size and scope of role, level of responsibility, experience, leadership capabilities, and success in achieving business objectives, as well as internal pay equity. While the survey data provides useful external data, it is just one factor taken into account in setting our Named Executive Officers’ compensation.

Elements of Compensation

To meet the objectives of our compensation philosophy, our compensation program mixes fixed and at-risk compensation that is directly related to stockholder value and Company performance. Currently, the principal elements of compensation for our Named Executive Officers are:

Element of Compensation	Purpose
Base salary

Fixed element of compensation where the actual level is set by the Compensation Committee based on the individual executive’s prior compensation, scope of responsibilities, personal skills and experience.

Non-equity annual incentive compensation

Variable element of compensation that provides opportunity to earn additional cash compensation based on performance relative to pre-established corporate and personal goals, where the actual level of potential payout is set by the Compensation Committee.

Long term incentive compensation	Variable element of compensation that provides opportunity to earn equity compensation. The equity component is currently made up of restricted stock units and stock options.
All other compensation (perquisites, benefits, pensions)	Additional fixed elements of the total compensation package that aid in keeping the program competitive.

Base Salary

Competitive salaries are essential to recruiting and retaining key executive talent. The structure of base salaries for our Named Executive Officers takes into account the scope and responsibility of their positions relative to other positions outside and within the Company as well as the individual executive officer’s personal skills, performance and prior experience and total compensation.

Salaries are reviewed annually by the Compensation Committee to ensure that they remain competitive and that any increases continue to be in line with the scope and responsibility of our Named Executive Officers’ positions. Our Chief Executive Officer makes recommendations to the Compensation Committee for subsequent year base salary levels for Named Executive Officers, other than himself, taking into consideration Company and unit (i.e. business unit or corporate staff function) performance in the previous year, the performance of each executive officer in achieving his or her annual objectives, changes in responsibilities, and competitive data from the survey sources on pay levels described above and salary increase budgets.

Based on this data, at a meeting held in the first quarter of each fiscal year, the Compensation Committee considers and approves subsequent year salary levels for all of our Named Executive Officers.  Due to the change in our reporting year to align with the calendar year, the last annual salary increase cycle was in August, 2010 with the next cycle scheduled for the first quarter of 2012.

During the twelve months ended December 31, 2011, Mr. Williams received a salary increase to $800,000 effective upon his appointment to President and CEO on April 25, 2011 (see - “Employment and Related Agreements—Thomas Williams”). Mr. Perruzza received a salary increase to $450,000 in August, 2011 in recognition of his promotion to Executive Vice President, Business Operations. The other Named Executive Officers did not receive a salary increase during the twelve months ended December 31, 2011. Salary information for each Named Executive Officer for the twelve months ended December 31, 2011 is reported in the Summary Compensation Table below.

Non-Equity Annual Incentive Compensation

In line with our strategy of rewarding performance, a meaningful part of our executive compensation philosophy is the payment of annual incentive bonuses to our executive officers, designed to reward our executives for the achievement of annual financial goals related to our overall results, the results of the business for which they have responsibility, and the satisfaction of personal goals.

The Executive Management Variable Incentive Plan and The Management Variable Incentive Plan

The Executive Management Variable Incentive Plan and The Management Variable Incentive Plan (the “MVIP”) became effective on January 1, 2011. Each of our Named Executive Officers participated in the MVIP in 2011. The MVIP contains the general terms and conditions governing our annual incentive plan including but not limited to the administration of the Plan, eligibility under the MVIP, calculation of targets and various performance measures that can be used in the annual plan design. Participants in the MVIP generally include manager level and higher ranked employees in the U.S. and international employees deemed eligible based on local market competitiveness and practice.  Bonus targets under the plan are generally based on an employee’s level and can be expressed as a flat dollar amount or a percentage of actual salary or midpoint of the salary range for such level.

2011 Plan

For 2011, the MVIP was designed to measure and reward the achievement of the Company 2011 Revenue and EBITDA goals. The plan would fund a bonus pool based 50% on Company revenue achievement and 50% on Company EBITDA achievement against the 2011 goals. Funding would be determined based upon a pre-established scale for each metric with a threshold, target and maximum level of performance and corresponding funding. The pool could fund from 0 — 200% based on the level of performance. Bonus pool funding would only begin once 90% of the goal for both metrics was achieved.  For EBITDA, achievement of 90% of the goal would result in 50% funding of that portion of the pool.  For revenue, 94% of goal achievement was required to fund 50% of that portion of the pool.  Revenue goal achievement between 90%-93.9% would not result in any funding for that portion of the pool, but funding under the EBITDA portion of the pool would still be possible if the EBITDA goals were met. The bonus pool would fund at 100% if each of the goals was met. Funding between the threshold and target would be interpolated on a straight line basis. Above goal, the pool would fund at 200% for achieving 110% and 115% of the revenue and EBITDA goals, respectively. Funding between target and maximum would also be interpolated on a straight line basis.

Once the Company bonus pool was funded, it would be allocated to each of the four business units that we review on a performance basis. For the International, North America and Lifestyle Entertainment Direct units, funding would be based 70% on the Company pool funding, 15% on the unit’s revenue achievement against goal and 15% on the unit’s operating profit achievement against the goal. Funding for the Corporate unit (or corporate staff functions) would be equal to the Company pool funding. Funding for each of the unit metrics would be based on a pre-established scale with a minimum, target and maximum level of performance and corresponding funding percentage. Once the pools were funded, individual targets would be adjusted based on the unit funding. Final awards would be based on an employee’s manager’s assessment of their performance against their individual goals. The sum of the awards could not exceed the overall pool.  However, since the Company’s revenue and EBITDA achievement fell below 90% of the goal for both metrics, no awards were earned under the MVIP for 2011.

2012 Plan

For 2012, the MVIP is designed to measure and reward for the achievement of unit financial goals and individual performance goals.

For purposes of the 2012 MVIP, units are defined as North America, International and Corporate (or corporate staff functions).  Bonuses will fund 50% based on the unit’s EBITDA (for the corporate unit) or Operating Profit (for the North America and International units) achievement against the goal and 50% based on the individual’s achievement against his/her performance management objectives (“PMOs”).  The 50% tied to the unit’s financial performance can fund from 0% - 200%..  This portion of the bonus will begin to fund once 85% of the goal has been achieved.  At this level, 50% of an individual’s bonus would fund at 25%.  For each additional 5% of goal achievement, bonuses will fund an additional 25%.  If 100% of the goal is achieved, the portion of the bonus tied to unit financial performance will fund at 100%.  If achievement falls between two levels, bonuses will be funded at the next level below.  Funding for this portion of the bonus is contingent upon a commensurate level of unit cash flow achievement, based on management’s assessment.

Individuals will be eligible to earn the remaining 50% of the bonus once his/her unit has achieved at least 50% of the unit’s EBITDA/operating profit and cash flow goals.  Once this threshold has been met for both metrics, this portion of an employee’s bonus will funded based on his/her manager’s assessment of achievement against the performance management objectives as established at the beginning of the year.  This portion of the bonus can fund from 0%-100%.

Discretionary Performance Award Program

In August, 2011, the Compensation Committee approved a special bonus program for a select group of executives who the Compensation Committee determined could impact business results for the second half of 2011. Ms. Zier and Mr. Perruzza were the only Named Executive Officers selected to participate in the program. The program was tied to the achievement of the operating profit goals for the second half of 2011 for the North America and International business units and the management profit goal of the overall Company.  Mr. Perruzza also had 50% of his target, or $100,000, under this program tied to the achievement of individual qualitative goals regarding the execution of business operations for the second half of 2011. The minimum level of performance was not met and no payments were made under the program for financial goal achievement, however Mr. Perruzza received a bonus of $100,000 based on his achievement of individual qualitative goals.

2012 Special Incentive Programs

In February 2012, the Compensation Committee approved special incentive programs for certain Named Executive Officers in addition to the 2012 Annual Bonus Plan.  Ms. Zier and Mr. Perruzza were the only Named Executive Officers selected to participate in the programs.  For Ms. Zier, the program was tied in part to the reduction of costs in the international business and in part to certain strategic objectives for the international business.  Any bonus earned by Ms. Zier is payable in March 2013 or upon execution of certain strategic objectives, if earlier.  For Mr. Perruzza, the program was tied to the reduction of costs for operations of the Company.  Any bonus earned by Mr. Perruzza is payable in July 2012.

Long-Term Incentive Compensation

Our long-term incentive compensation program is currently comprised of the RDA Holding Co. 2010 Equity Incentive Plan (the “Management Equity Plan”), which is designed to reward Company performance in the long-term and to provide a vital link between the long-term results achieved for our shareholders and the rewards provided to our executive officers.

The Management Equity Plan provides for the granting of equity awards equal to 7.5% of the common stock of the Company (on a fully-diluted basis) to executive officers of the Company (including the Named Executive Officers), other select key employees, independent contractors and members of our Board of Directors.

On May 26, 2011, the Company granted 9,649 restricted stock units (“RSUs”) and 23,671 stock options to Mr. Tomkins and 15,439 RSUs and 37,874 stock options to Mr. Held in connection with their respective offers of employment.  The size of Mr. Tomkins’ grants was intended to approximate that of an annual grant, whereas the size of Mr. Held’s grants was intended to approximate a three year grant. One-third of each grant will vest on each of the first three anniversaries of the grant date. The stock options have a ten-year term and were granted with an exercise price of $22.80 per share, equal to the per share fair market value of our stock on the date of grant determined in accordance with the Plan. The options are exercisable upon vesting. Shares underlying vested RSUs will be delivered on the earliest of (i) a change in control, (ii) the executive’s termination of employment other than for cause or (iii) 50% in 2013 and the balance upon vesting.

On July 26, 2011, Mr. Williams was granted 50,000 RSUs and 375,000 stock options pursuant to his employment agreement dated July 20, 2011. The RSUs were scheduled to vest in equal installments on each of the first two anniversaries of the grant date. Shares underlying vested RSUs would be delivered on the earliest of (i) a change in control (ii) 50% in calendar year 2013 at such date in the calendar year as the Company determines, with the balance of the Shares underlying the remaining RSUs to be delivered simultaneously with vesting and (iii) upon the executive’s termination other than for cause. The stock options were granted as follows: 50,000 at $35.00 per share, 75,000 at

$40.00 per share, 100,000 at $45.00 per share, and 150,000 at $55.00 per share. All of the stock options vested upon grant and had a two-year term. Mr. Williams’ RSUs and stock options were forfeited in connection with his termination of employment.

On January 9, 2012, Mr. Guth was granted 200,000 RSUs pursuant to his employment agreement dated January 9, 2012. The RSUs vested upon grant and shares underlying the vested RSUs are scheduled to be delivered on the earliest of (i) calendar year 2013 at such date in the calendar year as the Company determines, (ii) a Change in Control and (iii) termination of employment other than for cause.

On April, 18, 2011, a majority of our shareholders appointed a new Board of Directors. This event constituted a change in control under the Management Equity Plan and all outstanding equity awards, including the awards held by our Named Executive Officers at that time automatically vested in full. Because our shares are not actively traded, in May 2011 our Board of Directors permitted our RSU holders, to the extent not previously provided for in their award agreements, to satisfy their withholding obligation with respect to their RSUs by reducing the number of RSU shares deliverable to them. In exchange, the RSU holders, with the exception of Ms. Berner, whose employment was terminated in connection with the change in control, agreed to not sell any of their RSU shares or exercise any of their vested options before the earlier to occur of (i) June 30, 2013, (ii) a second change in control or (iii) the sale of a business unit in which the executive is employed.

Severance Arrangements

We provide severance benefits to our executive officers because we believe that such benefits are essential to recruiting and retaining qualified executive officers. We believe severance benefits provide our executive officers the assurance of security if their employment is terminated for reasons beyond their control. Most of our executive officers, including the Named Executive Officers, are entitled to severance benefits whether under a company plan or an employment agreement in the event of termination of employment under specified circumstances. See “Potential Payments Upon Termination or Change in Control” below.

Other Compensation and Benefits

We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as our other employees, including medical and dental care coverage, life insurance coverage, short- and long-term disability, and retirement benefits.

We offer perquisites to our executive officers that are designed to support senior executives in the areas of financial fitness, health and personal fitness, family life and education. We limit the use of perquisites as a method of compensation and provide executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Generally, our executive officers are eligible for financial planning benefits and services provided by an outside service provider (with a value range of $8,910 to $19,000 per year), and a flexible perquisite account under our “FlexNet Program” (with a value range of $12,500 to $54,000 per year), depending on the executive’s level of responsibility. Our FlexNet Program, which certain of our executive offices participate in, provides for the reimbursement of various types of expenses including, but not limited to, health club membership, personal computers, and wills and estate planning services. Mr. Guth is also entitled to Company paid housing and Company paid travel to and from his home in North Carolina or Florida for up to five trips per month for him and his spouse. The perquisites provided to the Named Executive Officers are quantified in the Summary Compensation Table below.

The following represents a summary of the perquisites and benefits we provide:

Description	Purpose

Retirement Benefits (401(k), the Cash Balance Plan and Retiree Health Program)	Named Executive Officers are able to participate in the same retirement benefit opportunities as all other employees.

Health & Welfare Benefits (Medical, Dental, Life Insurance and Disability Plans)	Named Executive Officers are able to participate in the same health and welfare benefit opportunities as all other employees.

Perquisites (Financial Planning and Flexible Perquisite Account)	Some Named Executive Officers may be reimbursed for the cost of financial planning services, and each may receive a calendar year allowance to purchase other types of approved perquisites including health club memberships, personal computers, and wills and estate planning.

Tax and Accounting Implications

The accounting and tax treatment of particular forms of compensation do not materially affect the Compensation Committee’s compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

As we do not have equity registered under Section 12 of the Securities Exchange Act of 1934, our deductions for compensation paid to our Named Executive Officers are not subject to Section 162(m) of the Internal Revenue Code, which generally limits deductions of compensation in excess of $1 million per year unless the compensation is performance-based.

Stock Ownership / Retention Guidelines

We do not have a formal policy requiring stock ownership by management.

Executive Compensation

The following table sets forth certain compensation information for the twelve months ended December 31, 2011 and December 31, 2010, for the six months ended December 31, 2009 (referred to in the “Year” column below as “SP2009”) and the twelve months ended June 30, 2009 (referred to in the “Year” column below as 2009) for our current Chief Executive Officer, our Chief Financial Officer and the three other Named Executive Officers and for our two former Chief Executive Officers and two other former executives for whom disclosure would have been provided had they been an executive officer at the end of 2011.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary(1) ($)		Bonus ($)		Stock Awards(11) ($)	Option Awards(11) ($)	Non-equity Incentive plan compensation (12) ($)		Changes in pension value and nonqualified deferred compensation earnings(14) ($)		All other compensation ($)		Total ($)
Robert Guth	2011	$369,231	(2)	$0		$0	$0	$0		$0		57,034	(17)	$426,265
President & CEO & Director

Paul Tomkins	2011	$276,923		$0		$219,997	$280,028	$0		$0		$0		$776,948
EVP, Chief Financial Officer

Joseph Held	2011	$248,461		$0		$352,009	$448,049	$0		$0		$0		$1,048,520
SVP, Chief Information Officer

Al Perruzza	2011	$401,683		$50,000	(7)	$0	$0	$100,000	(13)	$69,628		$232,651	(18)	$853,962
EVP, Business Operations	2010	$378,047		$0		$421,564	$540,508	$651,546		$73,876		$230,381		$2,295,922

Dawn Zier	2011	$515,000		$0		$0	$0	$0		$37,374		$26,079	(19)	$578,453
EVP & President, International	2010	$509,058		$0		$651,508	$835,330	$614,736		$21,940		$32,286		$2,664,857

Mary Berner	2011	$434,689	(3)	$0		$0	$0	$0		$8,856		$3,360,139	(20)	$3,803,684
Former President & CEO	2010	$1,148,269		$0		$4,562,124	$4,758,849	$2,024,284		$13,728		$97,364		$12,604,618
&Director	SP2009	$603,835	(4)	$500,000	(8)	$0	$0	$0		$9,431		$25,128		$1,138,394
	2009	$588,461		$500,000	(8)	$0	$0	$0		$26,573		$106,110		$1,221,144

Thomas Williams	2011	$521,108	(5)	$0		$1,140,000	$3,250	$0		$9,935		$411,765	(21)	$2,086,058
Former President & CEO	2010	$693,025		$0		$1,417,988	$1,818,076	$1,540,472		$9,305		$46,905		$5,525,771
&Director	SP2009	$359,020	(4)	$350,000	(9)	$0	$0	$0				$17,848		$726,868
	2009	$201,923	(6)	$518,500	(10)	$1,103,774	$1,540,841	$0		$0		$14,711		$3,379,749

Patricia Hespanha	2011	$49,534		$0		$0	$0	$0		$371,828	(15)	$548,674	(22)	$970,036
Former President,
Asia Pacific, Latin America

Margaretta Northrop	2011	$498,461		$0		$0	$0	$0		$147,811	(16)	$260,439	(23)	$906,711
Former Global Editor
in Chief

(1)	Salary amounts in this column reflect the actual base salary payments made in the applicable period.

(2)	Represents Mr. Guth’s base salary from September 12, 2011, the date he commenced employment with us, through December 31, 2011.

(3)	Includes one — twelfth, or one month, of her annual base salary, pursuant to the Cooperation Agreement between Ms. Berner and the Company entered into upon her termination.

(4)

Includes salaries in effect during bankruptcy of $125,000 per month for Ms. Berner and $68,200 per month for Mr. Williams pursuant to Ms. Berner’s and Mr. Williams’ letter agreements dated August 17, 2009.

(5)	Includes $25,723 in accrued vacation paid to Mr. Williams in connection with his termination.

(6)	Represents Mr. Williams’ base salary from February 2, 2009, the date he commenced employment with us, through June 30, 2009.

(7)	Mr. Perruzza received a special payment in the gross amount of $50,000 in recognition of his participation on the Company’s Operations Committee.

(8)	Reflects payment of a guaranteed bonus pursuant to Ms. Berner’s employment agreement with us.

(9)	Reflects a guaranteed payment pursuant to Mr. Williams’ employment letter with us.

(10)	Reflects a sign-on bonus of $362,250 pursuant to Mr. Williams’ employment letter with us and a discretionary award of $156,250 for his contributions toward key initiatives.

(11)

The amounts in these columns represent the aggregate grant date fair value of RSU and stock option awards, assuming no risk of forfeiture, calculated in accordance with Accounting Standards Codification Topic 718. On May 26, 2011, Mr. Tomkins and Mr. Held were granted 9,649 RSUs and 23,671 stock options and 15,439 RSUs and 37,874 stock options, respectively. The RSUs were valued at $22.80 per share and the stock options had a Black Scholes value of $11.83 per option. On July 26, 2011, Mr. Williams was granted 50,000 RSUs valued at $22.80 per share. He also received 50,000 stock options with an exercise price of $35.00 and a Black Scholes value of $.03 per option, 75,000 stock options with an exercise price of $40.00 and a Black Scholes value of $.01 per option, 100,000 stock options with an exercise price of $45.00 and a Black Scholes value of $.01 per option and 150,000 stock options with an exercise price of $55.00 and a Black Scholes value of $.00 per option. The assumptions used in the valuation of our stock-based awards are discussed in Note 21 to our December 31, 2011 Consolidated Financial Statements.

(12)

The amounts in this column reflect the cash awards payable under performance-based incentive compensation programs. For 2011, the minimum level of performance was not met under such programs and no awards were funded based upon financial goal achievement. See footnote 13 for explanation of award granted to Mr. Perruzza.

(13)	Represents payment of 50% of Mr. Perruzza’s discretionary performance award tied to achievement of individual objectives.

(14)	Represents the annual increase in the actuarial present value of accumulated pension benefits.

(15)	Represents a special pension credit and reimbursement for associated penalties and taxes in connection with Ms. Hespanha’s termination.

(16)

For Ms. Northrop, $134,500 of this amount represents a portion of Ms. Northrop’s severance amount delivered as a special credit to her cash balance account as allowed for under the Company’s cash balance retirement plan. The balance of the amount represents the change in her pension value.

(17)

For Mr. Guth this amount represents: a) $53,572 in company paid airfare to and from New York from his home in Florida or North Carolina, and Company paid housing while in New York pursuant to his employment agreement; and 401(k) company matching contribution of $3,462.

(18)

For Mr. Perruzza, this amount represents: a) FlexNet perquisite account (“Flexnet”) reimbursement (the FlexNet Program allows for reimbursement of various types of expenses, examples of which include, but are not limited to, health club membership, a personal computer, and will and estate planning services) of $25,500; b) special payments of $200,004 in accordance with a letter dated April 27, 2010 between Mr. Perruzza and the Company to incent Mr. Perruzza to delay his retirement and enter into to a non-competition and non-solicitation agreement upon his retirement as approved by the Compensation Committee; and c) 401(k) company matching contribution of $7,147.

(19)	For Ms. Zier, this amount represents: a) FlexNet reimbursement of $20,701; and b) 401(k) company matching contribution of $5,378.

(20)

For Ms. Berner, this amount represents: a) a lump sum payment of her severance pursuant to her employment agreement of $3.3 million; b) payment of legal fees in connection with her Separation Agreement of $25,000; c) benefits coverage pursuant to her employment agreement of $20,654; d) financial planning benefits of $9,535 and; e) 401(k) company matching contribution of $4,950.

(21)

For Mr. Williams, this amount represents: a) cash payments totaling $307,692 pursuant to his agreement with the Company upon his termination; b) FlexNet reimbursement of $64,148; c) company paid legal fees in connection with his employment agreement and termination agreement of $23,500; d) financial planning benefits of $11,475; and e) 401(k) company matching contribution of $4,950.

(22)

For Ms. Hespanha, the amount includes the following payments in connection with her termination: a) severance payments of $327,427; b) one month’s salary of $26,827; c) outplacement costs of $15,055; d) vacation premium of $13,028; and e) the 2010 Stub Year bonus payment of $54,692. In addition, the amount includes the following payments in connection with her assignment: a) $71,129 in housing and meal costs; b) $7,173 in exchange rate protection; c) $16,855 position and hardship allowance; and d) $16,487 in education assistance.

(23)

For Ms. Northop, this amount represents: a) severance payments of $158,077; b) FlexNet reimbursement of $27,264; c) financial planning benefit of $8,910; and d) 401(k) company matching contribution of $6,188; and e) $60,000 in connection with her consulting arrangement.

On February 22, 2011, our Compensation Committee reviewed and approved 2012 compensation changes for our executive officers including two of our Named Executive Officers.  Mr. Tomkins’ salary and bonus target were increased to $500,000 and $350,000, respectively and Ms. Zier’s salary and bonus target were increased to $550,000 and $300,000, respectively.

Grants of Plan-Based Awards in 2011

        The following table provides information about the plan-based awards granted to our Named Executive Officers during the twelve months ended December 31, 2011. The non-equity incentive plan awards column represents awards granted under our 2011 cash bonus plans for the performance period ending December 31, 2011.

GRANTS OF PLAN-BASED AWARDS IN 2011

									All other
		Estimated Possible							Options		Grant
		Payouts Under			Estimated Future			All other	Awards:	Exercise or	Date Fair
		Non-Equity			Payouts Under			Stock	# of	Base	Value of
		Incentive Plan			Equity Incentive			Awards:	Securities	Price of	Stock and
		Awards(1)			Plan Awards			# of Shares of	Underlying	Option	Option
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)	Stock or Units (#)(2)	Option (#)(3)	Awards ($/Sh)	Awards ($)(4)

R. Guth	N/A	$0	$133,333	$266,666

P. Tomkins	N/A	$0	$175,000	$350,000
	5/2011							9,649	23,671	$22.80	$500,025

J. Held	N/A	$0	$133,333	$266,666
	5/2011							15,439	37,874	$22.80	$800,058

A. Perruzza	N/A	$0	$248,250	$496,500
	8/2011	$0	$200,000	$200,000

D. Zier	N/A	$0	$281,000	$562,000
	8/2011	$0	$185,000	$185,000

M. Berner	N/A	$0	$1,200,000	$2,400,000

T. Williams	N/A	$0	$733,333	$1,466,666
	7/2011							50,000			$1,140,000
	7/2011								50,000	$35.00	$1,500
	7/2011								75,000	$40.00	$800
	7/2011								100,000	$45.00	$1,000
	7/2011								150,000	$55.00	—

P. Hespanha	N/A	$0	$109,373	$218,767

M. Northrop	N/A	$0	$300,000	$600,000

(1)

This column reflects the threshold, target and maximum awards under the 2011 MVIP for the twelve month period ending December 31, 2011 for all of the Named Executive Officers, and the threshold, target and maximum awards under the Discretionary Performance Award Program for Mr. Perruzza and Ms. Zier. For a further description of these awards, see the “Compensation Discussion and Analysis—Elements of our Compensation Program—Non-Equity Annual Incentive Compensation” discussion set forth above.

(2)

This column represents the number of RSUs granted to Mr. Tomkins, Mr. Held and Mr. Williams under the Management Equity Plan. Mr. Tomkins’ and Mr. Held’s RSUs will vest in three equal installments on each of the first three anniversaries of the grant date. The RSUs will be delivered on the earliest of (i) a Change in Control, (ii) 2013 with respect to vested RSUs with the balance delivered upon vesting and (iii) the executive’s termination other than for cause. Mr. Williams’ RSUs were to vest in two equal installments on each of the first two anniversaries of the grant date, but were forfeited upon his termination.

(3)

This column represents the number of stock options granted to Mr. Tomkins, Mr. Held and Mr. Williams under the Management Equity Plan. Mr. Tomkins’ and Mr. Held’s stock options have a ten year term and vest in three equal installments on the first three anniversaries of the grant date. Under the terms of the awards, the options are exercisable upon vesting. Mr. Williams’ options had a two year term and vested upon grant. Pursuant to the terms of the option award, Mr. Williams had 90 days from the date of termination to exercise the vested options. Mr. Williams did not exercise his options within the exercise period and the options were forfeited.

(4)

The amounts reported represent the aggregate grant date fair value of RSU and stock options granted in 2011 following the required Accounting Standards Codification Topic 718 compensation expense methodology.

Employment and Related Agreements

        Mary Berner

        2008 Employment Agreement.  We entered into an employment agreement with Ms. Berner dated as of March 1, 2007, as amended in February 2008. This agreement detailed the terms of Ms. Berner’s employment with us, including compensation-related matters and termination payments. The agreement had a five year term, and automatically renewed for successive one-year terms thereafter unless either Ms. Berner or we provided 60 days advance notice of the intention not to renew.

        The employment agreement provided for a $500,000 initial base salary, subject to increase by our Board of Directors. In fiscal 2008, Ms. Berner received a 20% increase bringing her base salary to $600,000. She was also eligible for an annual guaranteed bonus of $500,000 and an annual performance incentive bonus in an amount up to 400% of her base salary, based on performance against specified objective performance criteria. These bonuses were to be paid at the time that bonuses were paid to our other senior executives.

        Pursuant to the agreement, in fiscal 2008, Ms. Berner was granted stock options to acquire three percent of the outstanding shares of common stock of Holdings and 200,000 restricted stock units. The exercise price of the stock options was equal to the fair market value on the date of grant.

        Ms. Berner was entitled to participate in our benefit plans and programs available to senior management and to the use of a car service when traveling between New York, NY and our Pleasantville, NY office. In addition, we were obligated to pay legal fees in conjunction with the negotiation and any revisions of Ms. Berner’s employment agreement.

        The employment agreement also provided for severance in the event Ms. Berner’s employment is terminated prior to the expiration of the agreement by her for “good reason” or by us except for “cause.”

        Payment of the severance benefits was contingent upon non-disclosure of confidential information and a non-competition and non-solicitation agreement that would be effective for one year following her termination. In the event Ms. Berner’s employment terminated due to the expiration of the term, we would have been required to pay Ms. Berner $1,000,000 in exchange for her compliance with non-competition and non-solicitation covenants.

        2009 Employment Letter.  On August 16, 2009, we entered into a letter agreement with Ms. Berner which amended the terms of her 2008 employment agreement and guaranteed Ms. Berner cash compensation of $125,000 per month during the duration of the chapter 11 proceedings. We elected to continue Ms. Berner’s employment following emergence from chapter 11, and entered into an amended employment agreement as described below.

        2010 Employment Agreement.  On May 26, 2010, we entered into the Third Amended and Restated Employment Agreement with Ms. Berner (the “Berner Agreement”). The Berner Agreement detailed the terms of Ms. Berner’s employment with us, including compensation-related matters and termination payments. The Berner Agreement had a five year term.

        The Berner Agreement provided for a $1.1 million initial base salary, subject to increase by the Board of Directors. She was also eligible for an annual performance incentive bonus of $1.2 million, based on performance against specified objective performance criteria determined under the Company’s management bonus plan. This bonus was to be paid at the time that bonuses are paid to our other senior executives.

        Ms. Berner was entitled to participate in our benefit plans and programs available to senior management and to the use of a car service when traveling between New York, NY and our Pleasantville, NY office. In addition, we were obligated to pay legal fees in conjunction with the negotiation of and any revisions to the Berner Agreement.

        Pursuant to the Berner Agreement, in the second quarter of 2010, Ms. Berner was granted equity awards equal to 2.5% of the outstanding shares of common stock of the Company on a fully-diluted basis which were delivered in the form of 261,890 RSUs and 531,715 stock options. The exercise price of the stock options was $17.42, the fair market value per share on the date of grant. The terms of Ms. Berner’s RSUs and stock options are described in Note 21—Equity-Based Compensation to our December 31, 2011 Consolidated Financial Statements, except that Ms. Berner’s RSUs and stock options were to vest in equal installments on the first, second and third anniversaries of the date of grant.

        The Berner Agreement provided that, in the event Ms. Berner’s employment was terminated prior to the expiration of the agreement by her for “good reason” or by the Company other than for “cause,” she would receive (i) severance pay in an amount equal to three times her then base salary, (ii) monthly payments equal to the difference between the COBRA rate and active employee rate for continued coverage under the Company’s welfare benefit plans for a period of 24 months and (iii) one additional year of vesting credit with respect to Ms.

Berner’s stock options and RSUs. The Berner Agreement also contained restrictions against the disclosure of confidential information, as well as a non-competition and non-solicitation agreement, each of which is effective for one year following Ms. Berner’s termination, and a non-disparagement agreement which is effective for two years following her termination.

On April 25, 2011, Ms. Berner ceased her employment with the Company and entered into a Separation Agreement pursuant to which she received the same severance payments and benefits set forth in the Berner Agreement described above.  Further, in connection with her separation, Ms. Berner entered into a cooperation agreement pursuant to which she agreed to make herself reasonably available to participate in the orderly transition of her responsibilities for a 30 day period following her departure in exchange for a payment equal to one twelfth of her annual base salary as in effect immediately prior to her departure.

Thomas Williams

        2008 Employment Letter. We entered into an employment letter agreement with Mr. Williams dated November 19, 2008. Pursuant to the terms of the employment letter agreement, Mr. Williams was entitled to (i) an initial annual base salary of $500,000; (ii) a one-time contingent signing bonus in the amount of $362,250, less appropriate tax withholding, payable in a single lump sum payment following sixty days of his employment with us; (iii) a one-time contingent signing bonus in the amount of $350,000, which was paid in July 2009; (iv) participate in our annual incentive plan, with a bonus target of $500,000, and a range of opportunity from 0% to up to 200% of target; and (v) participate in our senior executive long-term incentive program, with an incentive target of $500,000 (pro-rated for the 2008-2009 and 2009-2010 cycles), and a range of opportunity from 0% to 250% of target. Mr. Williams was also eligible to participate in the benefit programs that are made generally available to Company employees in accordance with their terms, as effective from time to time.

        The employment letter agreement also provided for severance in the event Mr. Williams’ employment was terminated prior to the expiration of the agreement by him for “good reason” or by us except for “cause.”

        In addition, pursuant to the 2008 letter agreement, upon commencement of his employment with us, Mr. Williams was granted 443,727 shares of common stock of the Company, delivered in the form of 332,795 stock options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, 55,466 restricted shares, and 55,466 RSUs. The stock options and restricted stock vested in accordance with the standard terms and conditions generally applicable to our U.S.-based employees. The RSUs were fully vested upon grant and had a payment date of the earlier of (a) the date of Mr. Williams’ involuntary termination from us other than for “cause” or termination by Mr. Williams for “good reason,” and (b) the date of a “liquidity event” (as defined in the employment letter agreement).

        2009 Employment Letter.  On August 16, 2009, we entered into a letter agreement with Mr. Williams guaranteeing him cash compensation of $68,200 per month during the duration of the chapter 11 proceedings. This letter agreement amended the terms of his employment letter agreement dated November 19, 2008 (described above). We elected to continue Mr. Williams’ employment following emergence from chapter 11, and entered into an employment letter agreement as described below.

        2010 Employment Letter.  On May 26, 2010, we also entered into a letter agreement with Mr. Williams (the “Williams Agreement”). The Williams Agreement detailed the terms of Mr. Williams’ employment with us, including compensation-related matters and termination payments.

        The Williams Agreement provided for a $600,000 initial base salary. He was also eligible for an annual performance incentive bonus with a target equal to $600,000, based on performance against specified objective performance criteria that will be determined under the company’s management bonus plan. This bonus was to be paid at the time that bonuses are paid to our other senior executives. Mr. Williams was entitled to participate in our benefit plans and programs available to senior management.

        Pursuant to the Williams Agreement, in the second quarter of 2010, Mr. Williams was granted 81,400 RSUs and 203,137 stock options. The exercise price of the stock options was $17.42, the fair market value per share on the date of grant. The terms of Mr. Williams’ RSUs and stock options are described in Note 21—Equity-Based Compensation to our December 31, 2011 Consolidated Financial Statements.

        The Williams Agreement provided for a severance payment of $1.2 million in the event Mr. Williams’ employment was terminated by him for “good reason” or by us other than for “cause.” The Williams Agreement also contained restrictions against the disclosure of confidential information, as well as a non-solicitation and a non-disparagement agreement, each of which is effective for two years following his termination.

        2011 Employment Agreement.  On July 20, 2011 we entered into an employment agreement with Mr. Williams (the “Williams CEO

Agreement”) in connection with his appointment to President and CEO. The Williams CEO Agreement detailed the terms of Mr. Williams’ employment with us as President and CEO, including compensation-related matters and termination payments. The Williams CEO Agreement had a two-year term.

        The Williams CEO Agreement included an $800,000 base salary, subject to increase by the Board of Directors and an annual performance incentive bonus of $800,000, based on performance against specified objective performance criteria to be determined under the company’s management bonus plan. This bonus was to be paid at the time that bonuses are paid to our other senior executives. He was also eligible for a one-time special bonus of up to $400,000 based on Mr. Williams’ involvement in and the successful completion of mergers, acquisitions and divestures as part of the company strategy.

        Mr. Williams was also entitled under the agreement to participate in our benefit plans and programs available to senior management. In addition, the Company was obligated to pay legal fees of up to $8,500 in conjunction with the negotiations of the Williams CEO Agreement.

        Pursuant to the Williams CEO Agreement, on July 26, 2011, Mr. Williams was granted 50,000 RSUs and 375,000 stock options. The RSUs were scheduled to vest in equal installments on each of the first two anniversaries of the grant date. Shares underlying vested RSUs would be delivered on the earliest of (i) a change in control and (ii) 50% in calendar year 2013 at such date in the calendar year as the Company determines, with the balance of the Shares underlying the remaining RSUs to be delivered simultaneously with vesting and (iii) upon the executive’s termination other than for cause. Upon a termination without “cause” or by the executive for “good reason,” the portion of the RSUs that would otherwise vest within one year following the termination would vest. In the case of death or disability, or the occurrence of a change in control, RSU vesting would be accelerated. The stock options were granted as follows: 50,000 options at $35.00 per share, 75,000 options at $40.00 per share, 100,000 options at $45.00 per share, and 150,000 options at $55.00 per share. All of the stock options vested upon grant and had a two-year term.

        The Williams CEO Agreement provided that, in the event Mr. Williams’s employment is terminated prior to the expiration of the agreement by him for “good reason” or by the Company other than for “cause,” he was to receive severance pay in an amount equal to one times his then base salary plus (i) if the date of termination occurred during the 2011 calendar year, an amount equal to the greater of (a) one half the target bonus and (b) a pro-rata portion of the Annual Bonus for the 2011 calendar year, based on actual results of the Company and the number of days he was employed during the 2011 calendar year or (2) if the date of termination occurred after 2011 calendar year, an amount equal to the target bonus. In addition, Mr. Williams would receive a pro-rata portion of the Annual Bonus for the year of termination, based on the actual results of the Company and the number of day he was employed during the year and one-year acceleration of the vesting of his RSUs and continued coverage under the Company’s welfare benefit plans for a period of 24 months.

        The Williams CEO Agreement also contained restrictions against the disclosure of confidential information, as well as a non-competition and non-solicitation agreement, each of which is effective for one year following Mr. Williams’s termination, and a non-disparagement agreement which is effective for two years following his termination.

        Amendment to the Williams CEO Agreement. The July 20, 2011 employment agreement between Mr. Williams and the Company was amended (the “Amendment”) on September 12, 2011. The Amendment confirmed the Company’s acceptance of Mr. Williams’ resignation from the Company, and its respective subsidiaries effective September 12, 2011 and treated the separation as a termination without cause, except that in lieu of the severance payment and benefits under the Williams CEO Agreement, including accelerated vesting of his RSU award, the Amendment provided that Mr. Williams would receive a $500,000 payment and up to $15,000 in legal fees in connection with his resignation.

Al Perruzza

On April 27, 2010 we entered into a letter agreement (the “Perruzza Agreement”) with Mr. Perruzza to incentivize him to delay his retirement and continue his employment with the Company.  Under the terms of the agreement, Mr. Perruzza is entitled to receive a payment of $100,000 within 20 days of the date of the agreement, monthly payments in the amount of $16,667 from July 1, 2010 until June 30, 2012 and a lump sum payment of $400,000 in July 2012, provided that he remain on the active payroll during such period.

The Perruzza Agreement also contained non-competition and non-solicit provisions, each of which is effective during his employment and for a period of 24 months following his separation from the Company for any reason.

Margaretta Northrop

On November 1, 2011, we entered into a consulting agreement with Ms. Northrop (the “Northrop Consulting Agreement”).  The consulting agreement provides for $30,000 monthly payments for a one year period from the date of the agreement for consulting services to be provided by Ms. Northrop.  The Northrop Consulting Agreement also contains a non-solicitation/non-interference provision for the one year term of the agreement.

Patricia Hespanha

In July 2008, we entered into a letter agreement (the “Hespanha Agreement”) with Ms. Hespanha that outlined the terms of her assignment as Managing Director, RD Mexico.  Under the terms of the agreement, Ms. Hespanha would receive a base salary of MXP 3,500,000 with an annual bonus opportunity of MXP1,878,400.  Ms. Hespanha would also receive a company paid automobile, company paid housing, education assistance and other assignment related benefits.  In addition, Ms. Hesphanha would continue to be eligible for severance under the RD Brazil Severance Plan as she had been an employee of the RD Brazil company.  In August 2008, we amended the Hespanha Agreement to provide for a cash payment to be made to her at the end of her term in Mexico that would be equivalent to Company contributions to her pension account in Brazil during that term. The letter agreement remained in effect upon Ms. Hespanha’s appointment as President, Asia Pacific Latin America, and until her termination with the Company.

Robert Guth

        On January 9, 2012, we entered into an employment agreement with Mr. Guth (the “Guth Agreement”). The Guth Agreement details the current terms of Mr. Guth’s employment with us, including compensation-related matters and termination payments. The Guth Agreement term ends on December 31, 2013.

        The Guth Agreement provides for a $1.2 million initial base salary, subject to increase by the Board of Directors, and eligibility for an annual performance incentive bonus of $400,000, based on performance against specified objective performance criteria that will be determined under the company’s management bonus plan. This bonus is to be paid at the time that bonuses are paid to our other senior executives.

        Mr. Guth is entitled to participate in our benefit plans and programs available to senior management. He is also entitled to company paid housing and travel home to North Carolina or Florida for he and his spouse up to five times per month. In addition, we are obligated to pay legal fees of up to $8,500 in connection with the negotiation of the Guth Agreement.

        Mr. Guth will also be eligible for annual equity grants and pursuant to the Guth Agreement, on January 9, 2012, Mr. Guth was granted 200,000 RSUs. The RSUs vested upon grant and shares underlying the vested RSUs are scheduled to be delivered on the earliest of (i) calendar year 2013 at such date in the calendar year as the Company determines, (ii) a Change in Control and (iii) termination of employment other than for cause.

        The Guth Agreement provides that, in the event Mr. Guth’s employment is terminated prior to the expiration of the agreement by him for “good reason” or by the Company other than for “cause,” in each case other than in connection with a change in control that is approved by our Board of Directors, he will receive severance pay in an amount equal to one times his then base salary and target bonus plus a pro-rata target bonus for the year in which the termination occurs. In addition, he is entitled to continued welfare benefit coverage under the Company’s welfare benefit plans or, in lieu of such benefits, payments equal to the applicable COBRA premium rates.

        The Guth Agreement also contains restrictions against the disclosure of confidential information, as well as a non-competition and non-solicitation agreement, each of which is effective for one year following Mr. Guth’s termination, and a non-disparagement agreement which is effective for two years following his termination.

Outstanding Equity Awards at 2011 Year-End

        The following table contains certain information with respect to options and restricted stock units held as of December 31, 2011 by our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT 2011 YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
R. Guth	—	—	—			—	—	—	—
P. Tomkins	—	23,671	—	$22.80	5/26/21	9,649	$112,341	—	—
J. Held	—	37,874	—	$22.80	5/26/21	15,439	$179,710	—	—
A. Perruzza	60,392	—	—	$17.42	6/7/2020	—	—	—	—
D. Zier	93,333	—	—	$17.42	6/7/2020	—	—	—	—
M. Berner	—	—	—			—	—	—	—
T. Williams	203,137	—	—	$17.42	6/7/2020	—	—	—	—
P. Hespanha	—	—	—			—	—	—	—
M. Northrop	49,412	—	—	$17.42	6/7/2020	—	—	—	—

(1)

Pursuant to the May 2011 amendments to the Stock Option and Restricted Stock Unit Awards, all vested stock options are not exercisable prior to the earliest to occur of (i) June 30, 2013 (ii) a change in control and (iii) the sale of a business unit in which the executive is employed (the “Transfer Date”). Terminated executives will have 90 days from the Transfer Date to exercise the options; otherwise the options will be forfeited.

(2)	Mr. Tomkins’ and Mr. Held’s stock options and RSUS will vest in three equal installments on each of the first three anniversaries of the grant date, May 26, 2011.

(3)

The market value of the RSUs that have not vested was determined using the number of unvested RSUs multiplied by the fair market value on December 31, 2011 of $11.64. This value was determined based on the December 31, 2011 valuation by an independent valuation firm, and includes a lack of marketability discount.

Option Exercises and Stock Vested

        The following table provides information on each exercise of stock options and each vesting of stock awards, including restricted stock units, during the twelve months ended December 31, 2011, for the Named Executive Officers on an aggregated basis.

OPTION EXERCISES AND STOCK VESTED DURING 2011

	Option Awards		Stock Awards(2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares/Units Acquired on Vesting (#)	Value Realized on Vesting ($)
R. Guth	—	—	—	—
P. Tomkins	—	—	—	—
J. Held	—	—	—	—
A. Perruzza	—	—	18,150	$413,820
D. Zier	—	—	28,050	$639,540
M. Berner(1)	531,715	$14,260,596	261,890	$7,023,890
T. Williams	—	—	61,050	$1,391,940
P. Hespanha	—	—	—	—
M. Northrop	—	—	14,850	$338,580

(1)                                  On April 24, 2011, Ms. Berner exercised options to acquire 531,715 shares. Pursuant to Ms. Berner’s award agreements, she elected to exercise her options through cashless exercise and satisfy her tax withholding obligation by having the Company reduce the number of shares deliverable to her. The fair market value for determining Ms. Berner’s cashless exercise and tax withholding obligation was $26.82, the fair market value as of April 18, 2011, without the lack of marketability discount, as required pursuant to Ms. Berner’s award agreements. As a result of the cashless exercise and the tax withholding only 91,314 shares were delivered to Ms. Berner.

(2)                                  This column represents the RSUs that vested as a result of the Change in Control on April 18, 2011. With the exception of Ms. Berner, the value was determined by multiplying the fair market value with the lack of marketability discount or $22.80 by the number of vested RSUs. Under the May 2011 amendments to the Stock Option and RSU Awards (other than for Ms. Berner), the shares delivered pursuant to the RSUs cannot be sold until the earliest of (i) June 30, 2013 (ii) a change in control and (iii) the sale of a business unit in which the executive is employed. In Ms. Berner’s case, the value was determined by multiplying the fair market value without the lack of marketability discount or $26.82 by the number of vested RSUs.

Pension Benefits

        The following table details benefits received by our Named Executive Officers under plans that provide for payments or other benefits at, following, or in connection with retirement. With the exception of Ms. Berner, no payments were made to the Named Executive Officers under these plans during the twelve months ended December 31, 2011. Ms. Berner and Ms. Hespanha each cashed out their pension benefits in 2011 following their termination.

PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
R. Guth	Cash Balance Plan	—	—	—
P. Tomkins	Cash Balance Plan	—	—	—
J. Held	Cash Balance Plan	—	—	—
A. Perruzza	Cash Balance Plan	39.17	$1,270,816	—
D. Zier	Cash Balance Plan	19.83	$202,985	—
M. Berner	Cash Balance Plan	—	—	$58,693
T. Williams	Cash Balance Plan	2.67	$19,240	—
P. Hespanha	Brazil Retirement Plan	15.00	$—	$614,115
M. Northrop	Cash Balance Plan	4.00	$190,087	—

       Cash Balance Plan. The following describes our retirement plan as the provisions relate to the majority of our employees, including all of the Named Executive Officers. Different provisions may apply to employees among our Company locations.

        The retirement plan is a tax-qualified cash balance plan for employees of The Reader’s Digest Association, Inc. The cash balance formula was established on July 1, 1999. Participants in the retirement plan on July 1, 1999 were credited with an opening balance based on the present value of their prior plan accrued benefit, plus an enhancement for participants age 39 and older. Prior to July 1, 2008, participants were credited monthly with a base credit equal to their monthly base pay (subject to the annual compensation limitation set forth in the Internal Revenue Code) times the following percentages for the majority of cash balance participants, including all of the Named Executive Officers:

Age	% of Base Pay
<30	3%
30 - 34	4%
35 - 39	5%
40 - 44	6%
45 - 49	8%
50 - 54	10%
55+	12%

        Effective July 1, 2008, participants are credited 5% (or 8% if the participant is at least 50 with 10 or more years of service on July 1, 2008) of their monthly base pay, subject to the annual compensation limitation set forth in the Internal Revenue Code.

        Accounts grow monthly with interest credits that are based on the yield for 1-year treasury securities plus 1%. Participants are vested in their entire account balance after 5 years of service (3 years of service for termination after July 1, 2008). Participants as of June 30, 2003 are 100% vested in their June 30, 2003 accrued benefit.

        Upon termination, participants in the retirement plan can either receive their full account balance, or the balance can remain in the plan where it will continue to grow with interest credits until retirement. Participants may elect to receive their retirement plan account balance as an annuity or lump sum payment. At termination, if the participant is over age 55 and meets the Rule of 70 (age plus service equals 70 or more), then the participant’s annuity is increased by 30% at age 55, grading down 3% at age 64.  Mr. Perruzza is the only Named Executive Officer with a retirement plan account balance on December 31, 2011 who is over 55 and meets the Rule of 70.

        For a select group of employees who were involuntarily terminated, a special cash balance account credit was added to their cash balance account at termination. Ms. Northrop is the only Named Executive Officer who received part of her severance as a special credit.

Nonqualified Deferred Compensation Plans

        For the year ended December 31, 2011, we did not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified. No Named Executive Officers currently participate in such plans.

Potential Payments upon Termination or Change-in-Control

Executive Severance Plan

        In April 2010, the Compensation Committee approved The Reader’s Digest Association, Inc. Executive Severance Plan under which a select group of senior level executives (including some of the Named Executive Officers) would be entitled to receive severance benefits under certain termination situations. The Executive Severance Plan replaced a prior interim severance plan.

        A participant becomes entitled to severance under the Executive Severance Plan in the event of an employment termination (i) by the Company other than for “cause,” (ii) by reason of the participant’s death or disability; or (iii) by the participant for “good reason.” Upon a qualifying termination, each participant would be entitled to severance payments equal to the sum of (a) one year of the participant’s base salary, (b) the participant’s target annual bonus, and (c) the participant’s prorated target annual bonus for the year in which the termination occurs. This amount would be paid over twelve months. The participant is also entitled to continued medical, dental and vision insurance participation during this twelve month period at the same cost as active employees. Severance benefits will be reduced by certain special credits the participant becomes entitled to under our qualified retirement plan.

        In order to begin to receive severance under the Executive Severance Plan, the participant would have to execute a general release of claims. The participant would also be subject to restrictive covenants prohibiting the participant from engaging in competition or interfering with our business, soliciting our customers, or hiring our employees, in each case for a period of twelve months following termination. Furthermore, the participant would be subject to covenants protecting our confidential information and trade secrets, assigning to us certain intellectual property rights, and prohibiting the participant from disparaging us. These conditions could be enforced by an injunction as well as forfeiture of any remaining severance payments or benefits payable under the Executive Severance Plan.

        Ms. Northrop received severance benefits under the Executive Severance Plan in 2011. Mr. Tomkins, Mr. Held, Mr. Perruzza, and Ms. Zier have been designated as eligible executives under the Executive Severance Plan.

Severance Agreements

        We entered into agreements with Ms. Berner, Mr. Williams and Mr. Guth that provide for potential payments to these executives upon separation from the Company. See the “Employment and Related Agreements” section above for additional information regarding these payments.

        The tables below reflect the potential payments that our active Named Executive Officers would receive if their employment was terminated under various termination scenarios. The amounts indicated assume that such termination was effective as of December 31, 2011, and thus include amounts earned through such date and estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts that would be paid to any Named Executive Officer upon his or her termination can only be determined at the time of such executive’s actual separation from the Company. For our former Named Executive Officers, the amounts represent what they actually received upon termination.

Robert Guth
President and Chief Executive Officer

Termination Payment	Voluntary Resignation/ Retirement(1)	Death		Disability(7)		Termination for Cause(8)	Termination Without Cause or for Good Reason Not in Connection with a Change- in-Control(9)		Termination Without Cause or for Good Reason in Connection with an Unapproved Change- in-Control(10)		Termination Without Cause or for Good Reason in Connection with an Approved Change in Control
Severance	$0	$0		$0		$0	$1,600,000	(4)	$1,600,000	(4)	0
Bonus	$0	$0	(3)	$0	(3)	$0	$133,333	(4)	$133,333	(4)	0
Qualified Retirement Plan(2)	$0	$0		$0		$0	$0		$0		0
Other Benefits	$0	$0		$0		$0	$11,982	(5)	$11,982	(5)	$11,982	(5)
Gross-Up on Excise Taxes	$0	$0		$0		$0	$0		$0	(6)	0
Payment of Equity	$0	$0		$0		$0	$0		$0		0
Total Value of Payments	$0	$0		$0		$0	$1,745,315		$1,745,315		$11,982

(1)	Mr. Guth is not currently eligible for retirement. The amounts shown reflect the payments and benefits Mr. Guth would receive upon a voluntary resignation.

(2)	As of December 31, 2011, Mr. Guth was not a participant in our retirement plan. He will be eligible to participate after one year of service in September, 2012.

(3)

Under the terms of his employment agreement, in the event of his death or disability Mr. Guth is entitled to receive a pro-rata annual bonus for the year of termination based on the Company’s actual results, paid when annual bonuses are ordinarily paid. As of December 31, 2011, Mr. Guth was eligible for a prorated bonus under the MVIP; however the minimum level of performance was not achieved under the MVIP and, therefore no bonus will be paid thereunder.

(4)

Under the terms of his employment agreement, in the event his employment is terminated by the Company without cause or he terminates his employment for good reason, other than in connection with a change in control that is approved by our Board of Directors, Mr. Guth is eligible to receive a severance payment equal to one times his then base salary and target bonus, plus a prorated bonus for the year in which termination occurs.

(5)

Under the terms of his employment agreement, in the event his employment is terminated by Company without cause or he terminates his employment for good reason, Mr. Guth would receive continued welfare benefit coverage under the Company’s welfare benefit plans or, in lieu of such benefits, payments equal to the applicable COBRA premium rates.

(6)

Mr. Guth’s employment agreement provides that if Mr. Guth receives any “parachute payments” that are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then the Company will pay him an additional amount (a “gross-up payment”) equal to the excise taxes imposed on the parachute payments and the gross-up payment.  For purposes of this section it has been assumed that no gross-up payment would be required to be paid to Mr. Guth.

(7)

Under the terms of Mr. Guth’s employment agreement, “Disability” is defined as being physically or mentally incapable for six consecutive months (or six months in any twelve month period) to perform his duties under the employment agreement, as determined reasonably and in good faith by our Board of Directors.

(8)

Under the terms of Mr. Guth’s employment agreement, “Cause” is defined as: (i) Mr. Guth’s willful failure to substantially perform his duties under his employment agreement (other than due to physical or mental illness) after written notice of such failure; (ii) his conviction of, or plea of guilty or nolo contendere to a felony (or the equivalent of a felony in a jurisdiction other than the United States) other than traffic violations; (iii) his willful material breach of his employment agreement that, to the extent curable, is uncured by him promptly following receipt of written notice given by the Company of such breach (iv) his material violation of our written policies that has a material detrimental impact on us and that, to the extent curable, is uncured by Mr. Guth promptly following his receipt of written notice of such breach; (v) his fraud or embezzlement with respect to us; (vi) his misappropriation or misuse of funds or property belonging to us that is done in bad faith and is more than de minimis in nature; (vii) his use of illegal drugs or misuse of prescription drugs that interferes with the performance of his duties under his employment agreement; or (viii) his gross misconduct, whether or not done in connection with employment, other than an act done in the good faith belief that it was in our best interests, that adversely affects our business or reputation, our subsidiaries or affiliates.

(9)

Under the terms of Mr.Guth’s employment agreement, “Good Reason” is defined as (i) any diminution in Mr. Guth’s title or position or a material diminution in his duties, authorities or responsibilities; (ii) any material breach by the Company of his employment agreement that, to the extent curable, is uncured by the Company promptly following receipt of written notice thereof from him; (iii) any material reduction of Mr.Guth’s base salary or target bonus; (iv) the transfer or relocation of Mr. Guth’s principal place of employment to a location further more than forty (40) in miles from New York, New York; (v) any failure to re-elect Mr.Guth to our Board of Directors (if we are not public) or to nominate him for election to our Board (if we are public), or the removal of Mr. Guth from the Board other than for cause in accordance with the Company’s by-laws or in connection with a termination for “Cause” under the terms of this agreement; or (vi) other than in connection with a change in control approved by our Board of Directors, the failure of the Company to obtain the assumption of the Agreement by any entity that acquires all or substantially all of the assets or business of the Company and the failure to deliver a copy of the document effecting such assumption to Mr. Guth upon Mr. Guth’s written request.

(10)

Severance and prorated bonus is only payable to Mr. Guth if his employment is terminated by the Company without cause or by him for good reason in connection with a change of control if the change in control is not approved by our Board of Directors.

Paul Tomkins

Executive Vice President, Chief Financial Officer

Termination Payment	Voluntary Resignation/ Retirement(1)	Death		Disability		Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change- in-Control		Termination Without Cause or Constructive Termination in Connection with a Change- in-Control
Severance	$0	$0		$0		$0	$750,000	(4)	$750,000	(4)
Bonus	$0	$0	(3)	$0	(3)	$0	$175,000	(4)	$175,000	(4)
Qualified Retirement Plan(2)	$0	$0		$0		$0	$0		$0
Other Benefits	$0	$0		$0		$0	$0		$0
Payment of Equity	$0	$112,314	(5)	$112,314	(5)	$0	$0		$140,393	(6)
Total Value of Payments	$0	$112,314		$112,314		$0	$925,000		$1,065,393

(1)	Mr. Tomkins is not currently eligible for retirement. The amounts shown reflect the payments and benefits Mr. Tomkins would receive upon a voluntary resignation.

(2)	As of December 31, 2011, Mr. Tomkins was not a participant in our retirement plan. He will be eligible to participate after one year of service in May, 2012.

(3)

Under the terms of the MVIP, in the case of death or disability, Mr. Tomkins is entitled to receive a pro-rata annual bonus for the year of termination based on the Company’s actual results, paid when annual bonuses are ordinarily paid. As of December 31, 2011, Mr.Tomkins was eligible for a prorated bonus for the twelve month period ending December 31, 2011; however the minimum level of performance was not achieved under the MVIP and therefore no bonuses will be paid thereunder.

(4)

Mr. Tomkins is a participant in the Executive Severance Plan. Under the terms of the plan, Mr. Tomkins is eligible to receive one times his then base salary and his target annual bonus plus a prorated target annual bonus for the year in which termination occurs. He is also eligible for continued medical, dental and vision insurance during for 12 months following his termination, but does not currently receive such benefits.

(5)

Under the terms of Mr. Tomkins’ equity award agreements, any unvested equity would vest in the case of death or disability. The amount shown represents the value of Mr. Tomkins’ unvested equity on December 31, 2011 using the fair market value of $11.64, with the lack of marketability discount.

(6)

Under the terms of Mr. Tomkins’ equity award agreements, any unvested equity would become vested upon a change in control. The amount shown represents the value of Mr. Tomkins’ unvested equity on December 31, 2011 using the fair market value of $14.55, without lack of marketability discount.

Joseph Held

Senior Vice President, Chief Information Officer

Termination Payment	Voluntary Resignation/ Retirement(1)	Death		Disability		Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change- in-Control		Termination Without Cause or Constructive Termination in Connection with a Change- in-Control
Severance	$0	$0		$0		$0	$580,000	(4)	$580,000	(4)
Bonus	$0	$0	(3)	$0	(3)	$0	$133,333	(4)	$133,333	(4)
Qualified Retirement Plan(2)	$0	$0		$0		$0	$0		$0
Other Benefits	$0	$0		$0		$0	$10,927	(4)	$10,927	(4)
Payment of Equity	$0	$179,710	(5)	$179,710	(5)	$0	$0		$224,638	(6)
Total Value of Payments	$0	$179,710		$179,710		$0	$724,260		$948,898

(1)	Mr. Held is not currently eligible for retirement. The amounts shown reflect the payments and benefits Mr. Held would receive upon a voluntary resignation.

(2)	As of December 31, 2011, Mr. Held was not a participant in our retirement plan. He will be eligible to participate after one year of service in May, 2012.

(3)

Under the terms of the MVIP, in the case of death or disability, Mr. Held is entitled to receive a pro-rata annual bonus for the year of termination based on the Company’s actual results, paid when annual bonuses are ordinarily paid. As of December 31, 2011, Mr.Held was eligible for a prorated bonus for the twelve month period ending December 31, 2011; however the minimum level of performance was not achieved under the MVIP and therefore no bonuses will be paid thereunder.

(4)

Mr. Held is a participant in the Executive Severance Plan. Under the terms of the plan, Mr. Held is eligible to receive one times his then base salary and his target annual bonus plus a prorated target annual bonus for the year in which termination occurs. He is also eligible for continued medical, dental and vision insurance during for 12 months following his termination.

(5)

Under the terms of Mr. Held’s equity award agreements, any unvested equity would vest in the case of death or disability. The amount shown represents the value of Mr. Held’s unvested equity on December 31, 2011 using the fair market value of $11.64, with the lack of marketability discount.

(6)

Under the terms of Mr. Held’s equity award agreements, any unvested equity would become vested upon a change in control. The amount shown represents the value of Mr. Held’s unvested equity on December 31, 2011 using the fair market value of $14.55, without lack of marketability discount.

Al Perruzza
Executive Vice President, Business Operations

Termination Payment	Voluntary Resignation/ Retirement(1)		Death		Disability		Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change- in-Control		Termination Without Cause or Constructive Termination in Connection with a Change- in-Control
Severance	$0		$0		$0		$0	$750,000	(4)	$750,000	(4)
Bonus	$0		$0	(3)	$0	(3)	$0	$248,250	(4)	$248,250	(4)
Qualified Retirement Plan(2)	$1,225,985		$1,225,985		$1,225,985		$1,225,985	$1,225,985		$1,225,985
Other Benefits(5)	$7,500	(6)	$500,000	(5)	$500,000	(5)	$0	$511,414	(4)(5)	$511,414	(4)(5)
Payment of Equity	$0		$0		$0		$0	$0		$0

Total Value of Payments	$1,233,485		$1,725,985		$1,725,985		$1.225,985	$2,735,649		$2,735,649

(1)                                      Mr. Perruzza is currently eligible for retirement. The amounts shown reflect the payments and benefits Mr. Perruzza would receive upon his retirement.

(2)                                      Mr. Perruzza is fully vested in his retirement account. This reflects account balance as of December 31, 2011.

(3)                                      Under the terms of the MVIP, in the case of death or disability, Mr. Perruzza is entitled to receive a pro-rata annual bonus for the year of termination based on the Company’s actual results, paid when annual bonuses are ordinarily paid. As of December 31, 2011, Mr.Perruzza was eligible for a prorated bonus for the twelve month period ending December 31, 2011; however the minimum level of performance was not achieved under the MVIP and therefore no bonuses will be paid thereunder.

(4)                                      Mr. Perruzza is a participant in the Executive Severance Plan. Under the terms of the plan, Mr. Perruzza is eligible to receive one times his then base salary and his target annual bonus, plus a prorated target annual bonus for the year in which termination occurs. He is also eligible for continued medical, dental and vision insurance during for 12 months following his termination.

(5)                                      Under the terms of an agreement dated April 27, 2010 between Mr. Perruzza and the Company, Mr. Perruzza is to receive certain payments from the company in order to incent Mr. Perruzza to delay his retirement and to agree to a non-competition and non-solicitation agreement upon his retirement. Mr. Perruzza would continue to receive such payments in the case of involuntary termination, death or disability.

(6)                                      If Mr. Perruzza retired on December 31, 2011 he would have been eligible for an annual subsidy of $7,500 under our retiree health program.

Dawn Zier
Executive Vice President & President, International

Termination Payment	Voluntary Resignation/ Retirement(1)	Death		Disability		Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change- in-Control		Termination Without Cause or Constructive Termination in Connection with a Change- in-Control
Severance	$0	$0		$0		$0	$796,000	(4)	$796,000	(4)
Bonus	$0	$0	(3)	$0	(3)	$0	$281,000	(4)	$281,000	(4)
Qualified Retirement Plan(2)	$205,078	$205,078		$205,078		$205,078	$205,078		$205,078
Other Benefits	$0	$0		$0		$0	$11,414	(4)	$11,414	(4)
Payment of Equity	$0	$0		$0		$0	$0		$0

Total Value of Payments	$205,078	$205,078		$205,078		$205,078	$1,293,492		$1,293,492

(1)                                      Ms. Zier is not currently eligible for retirement. The amounts shown reflect the payments and benefits Ms. Zier would receive upon a voluntary resignation.

(2)                                     Ms. Zier is fully vested in the Retirement Account. Amount reflects account balance as of December 31, 2011.

(3)                                      Under the terms of the MVIP, in the case of death or disability, Ms.Zier is entitled to receive a pro-rata annual bonus for the year of termination based on the Company’s actual results, paid when annual bonuses are ordinarily paid. As of December 31, 2011, Ms. Zier was eligible for a prorated bonus for the twelve month period ending December 31, 2011; however the minimum level of performance was not achieved under the MVIP and therefore no bonuses will be paid thereunder.

(4)                                      Ms. Zier is a participant in the Executive Severance Plan. Under the terms of the plan, Ms. Zier is eligible to receive one times her then base salary and her target annual bonus, plus a prorated target annual bonus for the year in which termination occurs. She is also eligible for continued medical, dental and vision insurance during for 12 months following her termination.

Mary Berner
Former President and Chief Executive Officer

Termination Payment	Voluntary Resignation/ Retirement	Death	Disability	Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change- in-Control	Termination Without Cause or for Good Reason in Connection with a Change- in-Control(1)
Severance	$0	$0	$0	$0	$0	$3,300,000
Bonus	$0	$0	$0	$0	$0	$0
Qualified Retirement Plan(2)	$0	$0	$0	$0	$0	$58,693
Other Benefits	$0	$0	$0	$0	$0	$181,535
Gross-Up on Excise Taxes	$0	$0	$0	$0	$0	$0
Payment of Equity	$0	$0	$0	$0	$0	$12,021,985

Total Value of Payments	$0	$0	$0	$0	$0	$15,562,212

(1)                                  On April 25, 2011, Ms. Berner ceased her employment with the Company in connection with a change in control. Pursuant to her separation agreement she received three times her then base salary of $1.1 million and will continue to receive company paid medical, dental, vision and basic life insurance coverage for 25 months following her termination. In addition, she received a payment in the gross amount of $91,997 representing salary continuation during the 30 day cooperation period that followed her termination and payment of legal fees of $25,000 in connection with her separation agreement. As a result of the change in control, Ms. Berner’s stock options and RSUs vested in full pursuant to the terms of those awards. The amount shown represents the value of her vested options and RSUs using a per share value of $26.82. The share value was calculated by an independent valuation firm and pursuant to Ms. Berner’s equity agreements, does not include the lack of marketability discount.

(2)                                  Ms. Berner is fully vested in the retirement plan account balance. Amounts shown represent account balance on December 31, 2011. Ms. Berner cashed out her benefit effective August 1, 2011.

Tom Williams
Former President and Chief Executive Officer

Termination Payment	Voluntary Resignation/ Retirement	Death	Disability	Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change- in-Control(1)	Termination Without Cause or for Good Reason in Connection with a Change- in-Control
Severance	$0	$0	$0	$0	$500,000	$0
Bonus	$0	$0	$0	$0	$0	$0
Qualified Retirement Plan(2)	$0	$0	$0	$0	$0	$0
Other Benefits	$0	$0	$0	$0	$40,723	$0
Gross-Up on Excise Taxes	$0	$0	$0	$0	$0	$0
Payment of Equity	$0	$0	$0	$0	$0	$0

Total Value of Payments	$0	$0	$0	$0	$540,723	$0

(1)                                  On September 12, 2011, the Company accepted a mutually agreed upon resignation from Mr. Williams. Pursuant to the amendment to his 2011 employment agreement, Mr. Williams received payment of $500,000, to be paid in equal installments until March 2012.  He also received a payment in the amount of $25,723 for accrued vacation, and payment of legal fees of $15,000 in connection with the amendment to his employment agreement.

Patricia Hespanha
Former President, Asia Pacific Latin America

Termination Payment	Voluntary Resignation/ Retirement	Death	Disability	Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change- in-Control(1)	Termination Without Cause or Constructive Termination in Connection with a Change- in-Control
Severance	$0	$0	$0	$0	$327,427	$0
Bonus	$0	$0	$0	$0	$54,692	$0
Brazil Pension Plan(2)	$0	$0	$0	$0	$614,115	$0
Other Benefits	$0	$0	$0	$0	$41,882	$0
Payment of Equity	$0	$0	$0	$0	$0	$0

Total Value of Payments	$0	$0	$0	$0	$1,038,116	$0

(1)                                     On March 11, 2011, Ms. Hespanha’s employment was terminated by the Company without cause. Ms. Hespanha was a RD Brazil employee who was on assignment in Mexico.  Ms. Hespanha received severance payments and benefits under RD Brazil severance policy and the terms of her assignment letter and addendum.  Ms. Hespanha received severance of 52 weeks of base salary.  In addition, she received payment of the 2010 Stub Year bonus, outplacement costs and an additional month of salary.

(2)                                     Ms. Hespanha was a participant in the Brazil pension plan.  The amount reflects the account balance as of December 31, 2011, which includes a pension credit and reimbursement of penalties and taxes she received in connection with her termination.  Ms. Hespanha cashed out her pension benefits after her termination in 2011.

Margaretta Northrop
Former Global Editor in Chief

Termination Payment	Voluntary Resignation/ Retirement	Death	Disability	Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change- in-Control(1)	Termination Without Cause or Constructive Termination in Connection with a Change- in-Control
Severance	$0	$0	$0	$0	$775,000	$0
Bonus	$0	$0	$0	$0	$250,000	$0
Qualified Retirement Plan(2)	$0	$0	$0	$0	$190,087	$0
Other Benefits	$0	$0	$0	$0	$11,414	$0
Payment of Equity	$0	$0	$0	$0	$0	$0

Total Value of Payments	$0	$0	$0	$0	$1,226,501	$0

(1)                                  On October 31, 2011, Ms. Northrop’s employment was terminated by the Company without cause. Under the terms of the Executive Severance Plan, Ms. Northrop is receiving severance payments over a period of 12 months equal to one times her then base salary and her target annual bonus, plus a prorated target annual bonus for the period during 2011 she was employed by the Company. She is also eligible for continued medical, dental and vision insurance during for 12 months following her termination.

(2)                                  Ms. Northrop is fully vested in the retirement plan account balance. The amount reflects the account balance as of December 31, 2011, which includes a portion of the severance owed to her delivered in the form of a Special Cash Balance Account Credit.

Director Compensation

On April 18, 2011 a majority of our shareholders appointed a new Board of Directors. The following represents compensation to our former board members from January 1, 2011 through April 18, 2011 and our new board members from April 18, 2011 through December 31, 2011.

BOARD OF DIRECTORS

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Current
Randall Curran	$126,692	$180,006					$306,698
William Drewry	$49,269	$80,005					$129,274
Heath Freeman (3)	$27,538	$80,005					$107,543
Robert Guth(4)	$43,560	$80,005					$123,565
Keith Richman(5)	$51,769	$80,005					$131,774
Ryan Schaper(6)	$49,269	$80,005					$129,274
Doug Teitelbaum	$49,269	$80,005					$129,274
Martin Wade	$68,625	$80,005					$148,630
Former
James Hawkes	$23,692						$23,692
Karen Osar	$20,731						$20,731
Fredric Reynolds	$56,269						$56,269
Donald Steiner	$23,692						$23,692
Steven Shapiro	$20,731						$20,731
Carl Wilson	$20,731						$20,731
Peter Stern	$20,731						$20,731
Neil Sequeira	$20,731						$20,731

(1)                                     Represents the total cash delivered or earned by each Director during the twelve months ended December 31, 2011.

(2)                                     The amounts in these columns represent the aggregate grant date fair value of an annual RSU grant the terms of which are outlined below under “Director Compensation”, assuming no risk of forfeiture, and calculated in accordance with Accounting Standards Codification Topic 718. The assumptions used in the valuation of our stock-based awards are discussed in Note 21 to our December 31, 2011 Consolidated Financial Statements. As of December 31, 2011, the aggregate number of outstanding RSUs held by each director was as follows: Mr. Drewry, Mr. Guth, Mr. Richman, Mr. Schaper, Mr. Teitelbaum and Mr. Wade each held 3,509 RSUs; Mr. Freeman held 1,010 RSUs and Mr. Curran held 7,895 RSUs.

(3)                                     Mr. Freeman ceased service on the Board on September 8, 2011. Pursuant to the RSU terms, the size of his grant was prorated to reflect his period of service.

(4)                                     Mr. Guth was appointed President and CEO on September 12, 2011 and was no longer eligible for director compensation. His original director RSU grant will continue to vest in accordance with its terms.

(5)                                     Mr. Richman’s cash compensation is paid to Zabby, LLC.

(6)                                     Mr. Schaper’s cash and equity compensation is paid to Point Lobos Capital LLC.

Director Compensation

The compensation program for the Board of Directors is outlined below. The program is designed to offer market competitive pay and was established based on a market study by Towers Watson of director compensation at companies similar in size to us and was reviewed and approved in May, 2011 by our new Board of Directors.

The Directors’ compensation program includes an annual cash retainer and an annual equity grant with an additional cash retainer for committee chairs. The directors are paid the cash retainers on a quarterly basis. The equity grants were delivered in the form of an annual grant of RSUs. These grants vest on the first anniversary of the grant date. If the director ceases to serve on the Board, the size of annual grant will be prorated to reflect the time served and will continue to vest. Any vested RSUs will be delivered on the earlier of (i) a change in control or (ii) upon vesting.

	Chairman	Director
Annual Cash Retainer	$70,000	$70,000
Additional Cash Retainer	$100,000	NA
Annual Equity	$180,000	$80,000

Total	$350,000	$150,000

Additional Annual Cash Retainers
Audit Committee Chair	$27,500
Compensation Committee Chair	$10,000
Executive Committee Chair	$10,000
Former Strategic Advisory Committee Chair	$10,000

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information regarding our equity compensation plans at December 31, 2011.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	872,353	$18.40	1,070,511
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	872,353	$18.40	1,070,511

The following table presents information regarding beneficial ownership of the equity securities of RDA Holding Co. as of February 29, 2012 by each person who is known by us to beneficially own more than 5% of the equity securities of RDA Holding Co., by each of our directors, by each of our Named Executive Officers, and by all of our directors and executive officers as a group.

The percentage of beneficial ownership for these stockholders is calculated based on 24,378,151 shares of Class A Common Stock of RDA Holding Co. and 2,063,533 shares of Class B non-voting Common Stock of RDA Holding Co. outstanding as of February 29, 2012. Notwithstanding the beneficial ownership of the common stock of RDA Holding Co. presented below, the Stockholders’ Agreement of RDA Holding Co. governs the exercise of our stockholders’ voting and other rights.

Unless otherwise indicated, the address of each person listed below is c/o RDA Holding Co., 750 Third Avenue, New York, NY 10017.

Name of Beneficial Owner	Title of Security	Number of Shares(1)(2)	Percent of Class(1)
Principal Stockholders
Luxor Capital Partners LP and related funds (3)	Class A Common	4,448,018	18.25%
Alden Global Capital and related fund(4)	Class A Common	4,341,690	17.81
	Class B Common	2,063,533	100
Point Lobos Capital and related funds(5)	Class A Common	3,028,691	12.42
General Electric Capital Corporation(6)	Class A Common	2,186,512	8.97
Goldman Sachs Asset Management LP(7)	Class A Common	1,387,346	5.69

Current Directors
Randall Curran(2)	Class A Common	0		*
William Drewry(2)	Class A Common	0		*
Robert Guth, Chief Executive Officer and Director(2)	Class A Common	0		*
Keith Richman(2)	Class A Common	0		*
Ryan Schaper(2)	Class A Common	0		*
Doug Teitelbaum(2)	Class A Common	0		*
Martin Wade(2)	Class A Common	0		*

Named Executive Officers Who Are Not Directors
Joseph Held(2)	Class A Common	0		*
Al Perruzza(2)	Class A Common	13,927		*
Paul Tomkins(2)	Class A Common	0		*
Dawn Zier(2)	Class A Common	20,102		*

All directors and executive officers as a group (6 persons)(2)	Class A Common	74,831		*

*                                         Less than one percent (1%).

(1)                                  Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table, we believe that each stockholder named in this table has sole voting and/or investment power with respect to the shares indicated as beneficially owned. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. The percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of RDA Holding Co. on February 29, 2012, as adjusted as required by applicable rules.

(2)                                 There are no stock options exercisable or restricted stock units, or “RSUs,” vesting within 60 days of February 29, 2012.

(3)                                  The address of Luxor Capital Partners LP is 767 Fifth Avenue, 19th Floor, New York, NY 10153.

(4)                                  The address of Alden Global Capital is 885 Third Avenue, 34th Floor, New York, NY 10022.

(5)                                  The address of Point Lobos Capital is 456 Montgomery Street, 22nd Floor, San Francisco, CA 94104.

(6)                                  The address of General Electric Capital Corporation is 201 Merritt 7, Norwalk, 06851.

(7)                                  The address of Goldman Sachs Asset Management LP is 200 West Street, 26th Floor, New York, NY 10282.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has adopted a written policy concerning the review and approval of related person transactions. The policy provides that related person transactions in an aggregate amount that will or may be expected to exceed $120,000 in any calendar year require approval of the Audit Committee, with certain exceptions.  The chairman of the Audit Committee is delegated authority to review and approve or ratify any related person transaction in which the aggregate amount involved is expected to be less than $500,000, unless the chairman of the Committee is directly or indirectly involved in such related person transaction, in which case such authority shall be approved by the uninterested Audit Committee members.  The chairman is also delegated authority to act for the Committee when, due to time constraints or otherwise, it is not feasible for the full Committee to act.

Stockholders agreement

In connection with our emergence from chapter 11 reorganization, our parent, RDA Holding Co., and certain of our prior creditors, management stockholders, warrantholders, and any other stockholder that may become party thereto, entered into a stockholders’ agreement.

The Stockholders’ Agreement, among other things:

•                  provides that stockholders that hold class A common stock of RDA Holding Co. (“Voting Common Stock”) must vote their Voting Common Stock to elect and continue in office a Board of Directors of RDA Holding Co. comprised of the Chief Executive Officer of RDA Holding Co. and seven “independent” directors approved by the steering committee of the prepetition lenders and identified in the chapter 11 confirmation order. The seven independent directors (i) shall not be employees or consultants of RDA Holding Co. or any of its subsidiaries during the three-year period preceding their becoming directors or employees of any prepetition lender (or any permitted transferee thereof) and (ii) shall have the qualifications necessary, with respect to experience and educational background, to serve as directors of RDA Holding Co.;

•                  allows parties to receive class B common stock of RDA Holding Co. (“Limited Voting Common Stock”) in lieu of Voting Common Stock, which is convertible into Voting Common Stock at any time in the sole and absolute discretion of the holder. Limited Voting Common Stock has the same economic rights as Voting Common Stock but can only vote in connection with certain stockholder actions set forth in the stockholders agreement;

•                  provides for certain limitations on the transfer of the equity of RDA Holding Co., including the requirement for a legal opinion that the transfer complies with applicable securities laws in certain instances, restricting transfers if such transfer would result in RDA Holding Co becoming subject to the reporting requirements of the Exchange Act and restricting transfers to competitors without Board consent;

•                  provides for tag-along rights by certain stockholders (and warrantholders but only if the transaction would result in a Change of Control (as defined in the stockholders agreement)) if 10% or more of the outstanding shares of common stock of RDA Holding Co is transferred in one transaction or a series of related transactions, provided that the transferring stockholder(s) owns 25% or more of the then outstanding shares of common stock;

•                  provides for drag-along rights, which permit any stockholder or two or more stockholders acting in concert, collectively owning at least a majority of the then outstanding shares of common stock of RDA Holding Co, to require the remaining stockholders and warrantholders to transfer their shares to any third party that has agreed to acquire 100% of the outstanding common stock of RDA Holding Co (or at least 90% if the remaining shares are to be reinvested in a roll-over transaction); and

•                  provides for participation rights to certain stockholders so that they may maintain their percentage ownership in RDA Holding Co in the event that RDA Holding Co issues additional equity interests.

Common stock registration rights agreement

In connection with our emergence from chapter 11, RDA Holding Co, holders of registrable common stock (“holders”) and warrantholders entered into a registration rights agreement. Registrable common stock is any share of Voting Common Stock, including any share of Voting Common Stock issued upon the conversion of Limited Voting Common Stock or the exercise of the warrants, beneficially owned by the holders and that has not been sold under a registration statement effected pursuant to the registration rights agreement or pursuant to Rule 144.

The registration rights agreement gives holders certain registration rights, including shelf registration, demand registration and piggyback registration rights. Holders may request a shelf registration after an initial public offering if at least 20% of the shares of registrable common stock make such request (or, if prior to the initial public offering and only on or after the second anniversary of the chapter 11 emergence date, at least 50% of the shares of registrable common stock make such request). Demand registration rights may be triggered at multiple thresholds (at least 15%, 20% or 50% of the shares of registrable common stock) depending on whether an initial shelf registration statement has already been filed and has since expired or whether an initial shelf registration statement has not been filed and there has (or has not) been an initial public offering.

Other than the initial shelf registration statement, there is an aggregate limit of six demand registrations for all holders. RDA Holding Co is not required to effect a demand registration unless the expected sale price for such registration is expected to be at least $15 million (or if such registration is for the initial public offering, $50 million) and at least 15% of the shares of registrable common stock outstanding at the time of the demand are to be included in such registration.

In addition, if RDA Holding Co, any time after an initial public offering of its common stock and when a shelf registration statement is not effective, proposes to register Voting Common Stock, then holders may exercise piggyback registration rights.

Warrants

Certain claimholders in our chapter 11 proceedings received warrants pursuant to the terms of a warrant agreement, to acquire, subject to the terms and conditions thereof, up to 6.5% of the common stock of RDA Holding Co., on a fully diluted basis, as of the chapter 11 emergence date (but subject to dilution for awards made pursuant to the Management Equity Plan and subject to reduction to reflect claimholders that did not vote in favor of our chapter 11 plan of reorganization). The warrants are exercisable upon the occurrence of a “Change of Control” (as defined in the warrant agreement), the sale of all or substantially all of RDA Holding Co.’s assets (other than to its wholly-owned subsidiaries), or an initial public offering of RDA Holding Co.’s Voting Common Stock. The warrants will expire on the fourth anniversary of the chapter 11 emergence date, and have an exercise price of $43.31, as adjusted, per share (which increases to $45.65 per share as of the 36 month anniversary of the Effective Date; $46.22 per share as of the 39 month anniversary of the Effective Date; $46.78 per share as of the 42 month anniversary of the Effective Date; and $47.35 per share as of the 45 month anniversary of the Effective Date).

Warrantholders are deemed parties to the Stockholders Agreement and the registration rights agreement. Warrantholders may not transfer their warrants unless the transferee agrees to be bound by such agreements. The warrant agreement contains transfer limitations similar to those described in the stockholders agreement.

Shareholder Loans and Warrants

On August 12, 2011, the Company entered into a term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (defined therein); and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $45.0 million secured term loan (the “2011 Secured Term Loan”).  The 2011 Secured Term Loan matures in November 2013 and bears interest at the rate of 7.0% per annum.  On March 6, 2012, we repaid the 2011 Secured Term Loan with proceeds from the sale of our Allrecipes business, fully satisfying our obligations under the loan.

Also on August 12, 2011, the Company entered into an unsecured term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (defined therein) and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $10.0 million unsecured term loan (the “2011 Unsecured Term Loan”).  The 2011 Unsecured Term Loan matures in May 2014 and bears interest at the rate of 11.0% per annum.

In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the 2011 Unsecured Term Loan.  The first tranche of warrants provide holders with the right to purchase up to 1.125 million shares of the Company’s common stock at an exercise price of $17.50 per share, subject to adjustment.  The second tranche of warrants provide holders with the right to purchase up to 1.25 million shares of the Company’s common stock at an exercise price of $15.00 per share, subject to adjustment. Both tranches of warrants expire two years after the issue date.

Ryan Schaper, a Director of the Company, is a Managing Member of Point Lobos Capital.  During the year ended December 31, 2011, the Company made interest payments on the 2011 Secured Term Loan of $0.5 million and on the 2011 Unsecured Term Loan of $0.2 million.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and expenses

The following table shows the fees for professional audit services rendered by Ernst & Young LLP, our independent auditors, for the audit of our annual financial statements and the review of our interim financial statements for fiscal 2011 and fiscal 2010, and fees for other services rendered by Ernst & Young LLP for 2011 and 2010:

Fees	2011	2010

Audit Fees(1)	$3,164,289	$4,346,328
Audit —Related Fees(2)	243,435	199,212
Tax Fees(3)	1,991,342	4,652,450
All Other Fees(4)	—	—
Total Fees	$5,399,066	$9,197,990

(1)          Audit fees include fees related to (a) the annual financial statement audit, (b) the related quarterly financial statement reviews, (c) work performed with respect to consents related to SEC registration statement filings, and (d) work performed in connection with fresh start accounting, goodwill impairment testing and the review of the accounting treatment for our discontinued operations.

(2)          Audit-related fees include fees related to (a)

(3)          Tax fees include fees related to (a)

(4)          All other fees include fees related to (a)

Audit Committee pre-approval policies and procedures

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, all of which are approved by the Audit Committee prior to the completion of the audit.  These services may include audit services, audit-related services, tax services and other services.

The Audit Committee has adopted a formal policy for the pre-approval of services provided by our independent auditors.  The policy provides that management and our independent registered public accounting firm jointly submit to the Audit Committee a schedule of audit and non-audit services for approval as part of the annual plan for each year.  In addition, the policy provides that the Audit Committee also may pre-approve particular services not in the annual plan on a case-by-case basis.  For each proposed service, management and the auditor must provide a detailed description of the service and the projected fees and costs (or a range of such fees and costs) for the service.  The Audit Committee also considers whether the provision of proposed non-audit services by Ernst & Young LLP will affect its independence, as well as the percentage of non-audit fees related to the total audit fees.

The Audit Committee may delegate pre-approval authority for audit and non-audit services to one or more of its members.  Any service pre-approved by a delegee must be reported to the Audit Committee at the next scheduled quarterly meeting.

The audit, audit-related, tax and other services provided by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with its pre-approval policy.

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents in (a)(1) and (a)(2) are included in this Annual Report:

(1) Financial Statements

See Index to the Consolidated Financial Statements on page F-1 of this Annual Report.

(2) Financial Statement Schedules

See Index to the Consolidated Financial Statements on page F-1 of this Annual Report.

(3) Exhibits

The following exhibits are filed herewith or incorporated by reference in this Annual Report.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Third Amended and Restated Joint Chapter 11 Plan of Reorganization of The Reader’s Digest Association, Inc. and its Debtor Affiliates (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

3.1

Amended and Restated Certificate of Incorporation of RDA Holding Co. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

3.2	By-laws of RDA Holding Co. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).
4.1

Indenture governing the Floating Rate Senior Secured Notes due 2017, dated as of February 11, 2010, by and among RD Escrow Corporation, The Reader’s Digest Association, Inc., RDA Holding Co., the subsidiary guarantors named therein, Wells Fargo Bank, National Association, as trustee and Wilmington Trust FSB as collateral agent (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

4.2

Supplemental Indenture dated as of July 27, 2010, by and among Taste of Home Media Group, LLC, The Reader’s Digest Association, Inc., RDA Holding Co., the subsidiary guarantors named therein, Wells Fargo Bank, National Association, as trustee and Wilmington Trust FSB as collateral agent (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

4.3†

Second Supplemental Indenture dated as of September 26, 2011 by and among RDA Digital, LLC, The Reader’s Digest Association, Inc., RDA Holding Co., the subsidiary guarantors named therein, Wells Fargo Bank, National Association, as trustee and Wilmington Trust, National Association as collateral agent.

4.4	Form of Note (included in Exhibit 4.1 above).
4.5

Registration Rights Agreement, dated as of February 11, 2010, by and among The Reader’s Digest Association, Inc., the subsidiary guarantors named therein, and the initial purchasers named therein, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Moelis & Company LLC and the several other initial purchasers named therein (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

4.6

Security Agreement dated as of February 19, 2010, among RDA Holding Co., The Reader’s Digest Association, Inc., the persons listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as trustee, and Wilmington Trust FSB, as collateral agent (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.1*	RDA Holding Co. 2010 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).
10.2*

Form of Restricted Share Unit Award Agreement under the RDA Holding Co. 2010 Equity Incentive Plan (filed as Exhibit 10.2) to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.3*

Form of Option Award Agreement under the RDA Holding Co. 2010 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.4

Form of Indemnification Agreement between The Reader’s Digest Association, Inc. or RDA Holding Co. (as applicable) and individual directors and Named Executive Officers (filed as Exhibit 10.27 to The Reader’s Digest Association, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-10434), and incorporated by reference herein).

10.5

FlexNet Program summary description (filed as Exhibit 10.28 to The Reader’s Digest Association, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-10434), and incorporated by reference herein).

10.6

Financial counseling plan summary description (filed as Exhibit 10.29 to The Reader’s Digest Association, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-10434), and incorporated by reference herein).

10.7*	The Reader’s Digest Association, Inc. Executive Severance Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).
10.8

Revolving Credit and Guarantee Agreement, dated as of February 19, 2010, among RDA Holding Co., The Reader’s Digest Association, Inc., the subsidiary guarantors from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.9

First Amendment dated as of March 31, 2010 to the Revolving Credit and Guarantee Agreement, dated as of February 19, 2010, among RDA Holding Co., The Reader’s Digest Association, Inc., the subsidiary guarantors from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference). Second Amendment dated as of May 11, 2011 to the Revolving Credit and Guarantee Agreement, dated as of February 19,

10.10

2010, among RDA Holding Co., The Reader’s Digest Association, Inc., the subsidiary guarantors from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.1 to The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 333-170143), and incorporated by reference herein).

10.11

Stockholders Agreement, among RDA Holding Co. and the stockholders party thereto, dated as of February 19, 2010 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.12

Amendment No. 1 dated as of July 19, 2010, to Stockholders Agreement among RDA Holding Co. and the stockholders party thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.13*

Separation Agreement by and among The Reader’s Digest Association, Inc., RDA Holding Co. and Mary G. Berner, dated April 24, 2011 (filed as Exhibit 10.1 to The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 333-170143), and incorporated by reference herein).

10.14*

Cooperation Agreement by and among The Reader’s Digest Association, Inc., RDA Holding Co. and Mary G. Berner, dated April 24, 2011 (filed as Exhibit 10.1 to The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 333-170143), and incorporated by reference herein).

10.15*

Employment Agreement dated as of July 20, 2011, between The Reader’s Digest Association, Inc., RDA Holding Co. and Tom Williams (filed as Exhibit 10.1 to The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 333-170143), and incorporated by reference herein).

10.16*

Letter Agreement by and among The Reader’s Digest Association, Inc., RDA Holding Co. and Tom Williams (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-170143) filed with the SEC on September 14, 2011).

10.17

Registration Rights Agreement by and among RDA Holding Co. and the holders named therein, dated as of February 19, 2010 (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.18

Term Loan and Guarantee Agreement, dated August 12, 2011, by and among the RDA Holding Co., The Reader’s Digest Association, Inc., Luxor Capital Group as administrative agent, the guarantors named therein and the lenders thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-170143) filed with the SEC on August 18, 2011 and incorporated herein by reference).

10.19

Unsecured Term Loan and Guarantee Agreement, dated August 12, 2011, by and among the RDA Holding Co., The Reader’s Digest Association, Inc., Luxor Capital Group as administrative agent, the guarantors named therein and the lenders thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-170143) filed with the SEC on August 18, 2011 and incorporated herein by reference).

10.20	Form of Class A Warrant Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-170143) filed with the SEC on August 18, 2011 and incorporated herein by reference).
10.21	Form of Class A Warrant Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-170143) filed with the SEC on August 18, 2011 and incorporated herein by reference).

21.1†	List of Subsidiaries.
31.1†	Certification of the Chief Executive Officer of the Company filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer of the Company filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†**	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†**	Certification of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

†                                          Filed herewith.

**                                  In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

RDA Holding Co., and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Statements of Operations for the Year ended December 31, 2011 and the periods February 20 to December 31, 2010 (Successor Company) and January 1 to February 19, 2010; the Six Months Ended December 31, 2009 and 2008 (unaudited); and the Year Ended June 30, 2009 (Predecessor Company)

F-3

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010 (Successor Company)	F-4

Consolidated Statements of Cash Flows for the Year ended December 31, 2011 and the periods February 20 to December 31, 2010 (Successor Company) and January 1 to February 19, 2010; Six Months Ended December 31, 2009 and 2008 (unaudited); and the Year Ended June 30, 2009 (Predecessor Company)

F-5

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Year ended December 31, 2011 and the periods February 20 to December 31, 2010 (Successor Company) and January 1 to February 19, 2010; the Six Months Ended December 31, 2009; and the Year Ended June 30, 2009 (Predecessor Company)

F-7

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
RDA Holding Co., and Subsidiaries

We have audited the accompanying consolidated balance sheets of RDA Holding Co., and Subsidiaries as of December 31, 2011 and 2010 (Successor) and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 30, 2011 (Successor), the period January 1, 2010 to February 19, 2010 (Predecessor) and from February 20, 2010 to December 31, 2010 (Successor), the six months ended December 31, 2009 (Predecessor), and the year ended June 30, 2009 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RDA Holding Co., and Subsidiaries at December 31, 2011 and 2010 (Successor) and the consolidated results of their operations and their cash flows for the year ended December 31, 2011 (Successor), and the period January 1, 2010 to February 19, 2010 (Predecessor) and from February 20, 2010 to December 31, 2010 (Successor), the six months ended December 31, 2009 (Predecessor), and the year ended June 30, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

March 29, 2012
New York, New York

RDA Holding Co., and Subsidiaries

Consolidated Statements of Operations

(in millions)

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Revenue	$1,438.2	$1,255.4	$213.0	$928.8	$1,025.8	$1,914.2

Product, distribution and editorial expenses	642.5	553.7	95.8	392.6	448.1	831.3
Promotion, marketing and administrative expenses	789.9	676.4	135.0	480.9	564.8	990.9
Impairment of assets	262.2	16.4	—	61.1	—	939.4
Other operating items, net	36.5	41.0	13.7	4.0	20.5	29.9
Operating loss	(292.9)	(32.1)	(31.5)	(9.8)	(7.6)	(877.3)
Interest expense	60.2	53.8	8.8	45.8	103.9	202.3
(Gain) loss on deconsolidation of subsidiary	(8.5)	(2.4)	49.7	—	—	—
Other expense (income), net	12.1	(0.2)	10.0	(3.2)	(2.0)	14.4
Loss before reorganization items, income taxes and discontinued operations	(356.7)	(83.3)	(100.0)	(52.4)	(109.5)	(1,094.0)
Reorganization items	—	—	(1,802.1)	58.5	—	—
(Loss) income before income taxes and discontinued operations	(356.7)	(83.3)	1,702.1	(110.9)	(109.5)	(1,094.0)
Income tax (benefit) expense	(12.5)	(58.9)	61.6	(15.2)	13.4	(28.2)
(Loss) income from continuing operations before discontinued operations	(344.2)	(24.4)	1,640.5	(95.7)	(122.9)	(1,065.8)
(Loss) income from discontinued operations, net of taxes	(49.0)	(5.2)	153.1	3.3	(91.0)	(180.7)
Net (loss) income	$(393.2)	$(29.6)	$1,793.6	$(92.4)	$(213.9)	$(1,246.5)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	Successor Company
	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$112.3	$169.4
Restricted cash	5.4	4.5
Accounts receivable, net	183.8	196.0
Inventories	63.8	53.8
Prepaid and deferred promotion costs	28.8	31.9
Prepaid expenses and other current assets	103.1	113.0
Assets held for sale	132.7	187.6
Total current assets	629.9	756.2
Property and equipment, net	52.0	55.1
Restricted cash	6.7	8.4
Goodwill	390.7	585.4
Other intangible assets, net	307.4	423.3
Prepaid pension assets	135.5	166.0
Other noncurrent assets	41.9	34.4
Total assets	$1,564.1	$2,028.8
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$137.6	$153.3
Accrued expenses	133.8	122.9
Income taxes payable	8.8	7.8
Unearned revenue	235.3	267.0
Other current liabilities	22.0	29.6
Liabilities held for sale	22.9	34.2
Total current liabilities	560.4	614.8
Long-term debt	603.8	510.7
Unearned revenue	89.6	94.3
Accrued pension	4.4	5.7
Postretirement and postemployment benefits other than pensions	9.2	12.9
Other noncurrent liabilities	154.1	197.8
Total liabilities	1,421.5	1,436.2
Common stock (Series A (voting) $0.001 par value: authorized - 39,000,000 shares; issued - 25,436,467 and 27,500,000 shares; outstanding - 24,378,151 and 27,500,000 shares)	—	—
Common stock (Series B (non-voting) $0.001 par value: authorized - 3,000,000 shares; issued and outstanding - 2,063,533 and zero shares)	—	—
Treasury stock, at cost: 1,058,316 and zero shares	(30.7)	—
Paid-in capital, including warrants	594.3	597.6
Accumulated deficit	(422.8)	(29.6)
Accumulated other comprehensive income	1.8	24.6
Total stockholders’ equity	142.6	592.6
Total liabilities and stockholders’ equity	$1,564.1	$2,028.8

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Cash flows from operating activities:
Net (loss) income	$(393.2)	$(29.6)	$1,793.6	$(92.4)	$(213.9)	$(1,246.5)
Adjustments to reconcile net (loss) income to operating cash flows:
Loss (income) from discontinued operations, net of taxes	49.0	5.2	(153.1)	(3.3)	91.0	180.7
Depreciation and amortization	68.2	57.5	6.7	22.0	31.1	58.1
(Benefit) provision for deferred income taxes	(31.1)	(70.7)	68.7	(24.0)	7.2	(49.5)
Amortization of bond discount	2.1	1.4	—	—	—	—
Amortization of debt issuance costs	2.7	6.4	3.8	8.0	4.4	8.9
(Gain) loss on deconsolidation of subsidiary	(8.5)	(2.4)	49.7	—	—	—
Non-cash loss in financing foreign exchange	—	—	6.3	—	—	—
Impairment of assets	262.2	16.4	—	61.1	—	939.4
Gain on settlement of pre-petition liabilities	—	—	(1,758.1)	—	—	—
Loss on derivatives	5.6	—	—	—	—	19.4
Revaluation of assets and liabilities in fresh start accounting	—	—	(66.7)	—	—	—
Stock-based compensation expense	16.9	7.7	0.2	0.6	1.1	2.5
Net gain on sale or disposal of certain assets	(3.3)	(1.4)	—	(0.5)	—	(1.6)
Changes in assets and liabilities, net of effects of dispositions:
Restricted cash	0.3	44.0	(29.2)	(15.8)	(2.7)	(5.9)
Accounts receivable, net	5.1	(3.3)	20.2	(13.5)	(42.5)	21.8
Inventories	(13.4)	13.9	0.1	6.5	(10.4)	(1.7)
Prepaid and deferred promotion costs	2.0	(5.1)	6.1	17.7	7.4	(6.1)
Other assets	(22.9)	(38.2)	43.6	11.0	(34.8)	(46.9)
Unearned revenue	(15.4)	39.6	7.6	20.8	65.0	1.5
Income taxes	(2.6)	(9.1)	(8.6)	7.2	(18.0)	(32.2)
Accounts payable and accrued expenses	(4.9)	(87.9)	(14.5)	85.7	(14.8)	(1.4)
Other liabilities	0.6	2.1	(4.4)	(72.4)	14.2	34.9
Net change in cash due to continuing operating activities	(80.6)	(53.5)	(28.0)	18.7	(115.7)	(124.6)
Net change in cash due to discontinued operating activities	(9.4)	(0.1)	18.2	23.7	(19.9)	(28.6)
Net change in cash due to operating activities	$(90.0)	$(53.6)	$(9.8)	$42.4	$(135.6)	$(153.2)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Cash flows from investing activities:
Capital expenditures	$(11.8)	$(21.5)	$(1.5)	$(4.8)	$(2.3)	$(7.3)
Purchase of a business	(2.7)	—	—	—	—	—
Purchases of intangible assets	—	—	(0.4)	(0.2)	—	—
Proceeds from sale of a business	—	—	30.8	—	108.1	108.1
Proceeds from sale of assets	13.6	1.8	—	0.9	—	0.3
Investing restricted cash	—	21.0	(21.0)	—	—	—
Loss of cash due to subsidiary deconsolidation	—	—	(16.5)	—	—	—
Proceeds from life insurance settlements	—	—	—	—	—	12.5
Proceeds from note receivable	—	7.5	—	6.8	—	2.5
Net change in cash due to continuing investing activities	(0.9)	8.8	(8.6)	2.7	105.8	116.1
Net change in cash due to discontinued investing activities	(1.3)	(1.0)	(0.1)	(0.2)	(2.0)	(2.1)
Net change in cash due to investing activities	$(2.2)	$7.8	$(8.7)	$2.5	$103.8	$114.0

Cash flows from financing activities:
Proceeds from long-term revolving credit facility	40.0	—	—	—	—	—
Repayments of long-term revolving credit facility	(5.0)	—	—	—	—	—
Proceeds from borrowings	55.0	509.3	—	—	400.1	490.0
Debt payments	—	(555.3)	—	(0.6)	(393.3)	(402.2)
Restricted cash	—	(509.3)	509.3	—	—	—
Escrow liability	—	509.3	(509.3)	—	—	—
Short-term borrowings, net	—	—	—	147.9	11.2	(7.0)
Cash paid for financing fees	(2.3)	(11.5)	(9.5)	(12.6)	—	—
Cash used to net settle stock-based awards	(7.6)	—	—	—	—	—
Repurchase of Successor Company common stock	(43.3)	—	—	—	—	—
Net change in cash due to continuing financing activities	$36.8	$(57.5)	$(9.5)	$134.7	$18.0	$80.8
Net change in cash due to discontinued financing activities	(0.3)	—	—	—	—	—
Net change in cash due to financing activities	$36.5	$(57.5)	$(9.5)	$134.7	$18.0	$80.8
Effect of exchange rate changes on cash and cash equivalents	(1.4)	3.1	0.2	0.1	3.0	2.6
Net change in cash and cash equivalents	(57.1)	(100.2)	(27.8)	179.7	(10.8)	44.2
Cash and cash equivalents at beginning of period	169.4	269.6	297.4	117.7	73.5	73.5
Cash and cash equivalents at end of period	$112.3	$169.4	$269.6	$297.4	$62.7	$117.7
Supplemental information
Cash paid for interest	$52.0	$38.4	$6.0	$6.9	$67.8	$133.4
Cash paid for income taxes	$8.8	$8.4	$1.3	$4.7	$15.4	$14.4

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(in millions)

	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at June 30, 2008 (Predecessor Company)	$59.7	$—	$668.2	$(967.0)	$153.4	$(85.7)
Net loss	—	—	—	(1,246.5)	—	(1,246.5)
Other comprehensive income:
Translation loss	—	—	—	—	(191.7)	(191.7)
Unrealized gain on derivatives, net of deferred taxes of $1.4	—	—	—	—	2.4	2.4
Reclassification of unrealized loss on derivatives, net of deferred taxes of $7.3	—	—	—	—	12.1	12.1
Pension and postretirement adjustment to funded status, net of deferred taxes of $85.8	—	—	—	—	(157.9)	(157.9)
Total comprehensive loss						(1,581.6)
Stock-based compensation expense	—	—	2.5	—	—	2.5
Balance at June 30, 2009 (Predecessor Company)	$59.7	$—	$670.7	$(2,213.5)	$(181.7)	$(1,664.8)
Net loss	—	—	—	(92.4)	—	(92.4)
Other comprehensive income:
Translation gain	—	—	—	—	28.6	28.6
Pension and postretirement adjustment to funded status, net of deferred taxes of $4.7	—	—	—	—	9.9	9.9
Total comprehensive loss						(53.9)
Stock-based compensation expense	—	—	0.6	—	—	0.6
Balance at December 31, 2009 (Predecessor Company)	$59.7	$—	$671.3	$(2,305.9)	$(143.2)	$(1,718.1)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(in millions)

	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2009 (Predecessor Company)	$59.7	$—	$671.3	$(2,305.9)	$(143.2)	$(1,718.1)
Net income	—	—	—	1,793.6	—	1,793.6
Other comprehensive income:
Translation loss	—	—	—	—	(2.9)	(2.9)
Pension and postretirement adjustment to funded status, net of deferred taxes of $0.2	—	—	—	—	(0.3)	(0.3)
Total comprehensive income						1,790.4
Stock-based compensation expense	—	—	0.2	—	—	0.2
Plan Effects and Fresh Start Adjustments
Cancellation of Predecessor Company common stock	(59.7)	—	(671.5)	—	—	(731.2)
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive loss, net of deferred taxes of $59.3	—	—	—	512.3	146.4	658.7
Issuance of Successor Company common stock in connection with emergence from chapter 11 bankruptcy	—	—	589.9	—	—	589.9
Balance at February 19, 2010 (Predecessor Company)	$—	$—	$589.9	$—	$—	$589.9
Net loss	—	—	—	(29.6)	—	(29.6)
Other comprehensive income:
Translation gain	—	—	—	—	18.7	18.7
Pension and postretirement adjustment to funded status, net of deferred taxes of $2.6	—	—	—	—	5.9	5.9
Total comprehensive loss						(5.0)
Stock-based compensation expense	—	—	7.7	—	—	7.7
Balance at December 31, 2010 (Successor Company)	$—	$—	$597.6	$(29.6)	$24.6	$592.6
Net loss	—	—	—	(393.2)	—	(393.2)
Other comprehensive income:
Translation gain	—	—	—	—	3.0	3.0
Pension and postretirement adjustment to funded status, net of deferred taxes of $13.6	—	—	—	—	(25.8)	(25.8)
Total comprehensive loss						(416.0)
Stock-based compensation expense	—	—	16.9	—	—	16.9
Repurchase of Successor Company common stock	—	(43.3)	—	—	—	(43.3)
Issuance of stock-based awards	—	12.6	(20.2)	—	—	(7.6)
Balance at December 31, 2011 (Successor Company)	$—	$(30.7)	$594.3	$(422.8)	$1.8	$142.6

Accumulated other comprehensive income (loss), net of taxes, for the Successor Company was comprised of foreign currency translation adjustments of $21.7 and $18.7 and deferred pension liabilities and other retirement benefits of $(19.9) and $5.9 at December 31, 2011 and 2010, respectively. Accumulated other comprehensive income (loss), net of taxes, for the Predecessor Company, at December 31, 2009 and June 30, 2009, was comprised of foreign currency translation adjustments of $(44.5) and $(73.1), respectively, and pension and postretirement adjustment to funded status of $(98.7) and $(108.6), respectively.

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

We are a global, multi-brand and multi-platform media and direct marketing company that educates, entertains and connects audiences around the world. We are dedicated to providing our customers with the inspiration, ideas and tools to simplify and enrich their lives. We produce and sell magazines, books, music, videos and advertising to customers through multiple channels, such as direct mail (including catalogs), direct response television, the Internet and retail. Through trusted partners we co-brand, market and sell other consumer goods and financial services.

During the quarter ended December 31, 2011, the Company committed to a plan to sell Allrecipes.com, Lifestyle and Entertainment Direct (“LED”) and Weekly Reader, resulting in our classification of these businesses as held for sale on our consolidated balance sheets and discontinued operations on our consolidated statements of operations, in accordance with Accounting Standards Codification (“ASC”), Topic 360, Property, Plant, and Equipment (“ASC 360”).  See Note 5, Other Operating Items, Net, for further information.

On October 28, 2011, the Company completed the sale of Every Day with Rachael Ray, a publication within our North America reportable segment.  In addition, certain of the Company’s employees were transferred to Meredith Corporation.

On August 12, 2011, the Company entered into credit agreements, which provided the Company with a $45.0 secured term loan and a $10.0 unsecured term loan.  See Note 16, Debt, for further information.

On April 18, 2011, holders of a majority of the Company’s outstanding common stock removed seven of the eight members of our Board of Directors (“Board”) and filled all vacancies with new members.  This event caused an event of default on the Senior Credit Facility (as defined and further discussed in Note 16, Debt), and accelerated the vesting of stock option and restricted stock unit (“RSU” or “RSUs”) awards.  See Note 21, Equity-Based Compensation, for further information.

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Certain prior period amounts have been reclassified to conform to current year presentations.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

As discussed in Note 2, Reorganization and Emergence from Chapter 11, the Company emerged from chapter 11 bankruptcy protection on February 19, 2010 (“Effective Date”), and adopted fresh start accounting in accordance with ASC Topic 852, Reorganizations (“ASC 852”).  The adoption of fresh start accounting resulted in our becoming a new entity for financial reporting purposes.  Accordingly, our consolidated financial statements on February 19, 2010 and subsequent periods are not comparable, in various material respects, to our consolidated financial statements prior to that date.

Fresh start accounting required resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to ASC Topic 805, Business Combinations (“ASC 805”).  The excess reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill on our consolidated balance sheet.  Deferred taxes were determined in conformity with ASC Topic 740, Income Taxes (“ASC 740”).

In addition, ASC 852 required that financial statements, for periods including and subsequent to a chapter 11 filing, distinguish transactions and events that were directly associated with the reorganization proceedings and the ongoing operations of the business, as well as additional disclosures.  Effective on August 24, 2009 (“Petition Date”), after filing for bankruptcy protection, expenses, gains and losses directly associated with the reorganization proceedings were reported as reorganization items in the accompanying consolidated statements of operations.

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

During the three months ended June 30, 2011, we issued 2,063,533 shares of Series B (non-voting) common stock.  This was an exchange of the same number of shares from Series A (voting) common stock.  There was no other activity on Series B (non-voting) common stock during the year ended December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of RDA Holding Co., and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amount of revenues and expenses reported during the period.  These estimates are based on management’s knowledge of current events and actions that we may undertake in the future; however, actual results may ultimately differ from those estimates.

The primary estimates underlying our consolidated financial statements include the allocation of reorganization value; allowances for returns and doubtful accounts; valuations of inventories; restructuring charges; recoverability of direct response advertising; recoverability of goodwill, intangible assets and long-lived assets; income taxes; estimates of pension, postemployment and postretirement benefits; and valuations of stock-based compensation and warrants.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

As discussed in Note 3, Fresh Start Accounting and Reorganization Items, and Note 4, Impairment of Assets, the basis to determine our enterprise value, the value of our reporting units and the values of various tangible and intangible assets were determined using a number of factors, including the use of certain valuation methodologies and certain operational assumptions and estimates.  Due to the many variables inherent in the estimation of fair value, differences in assumptions and estimates may have a material effect on the result of our future goodwill and intangible asset impairment tests.

During the year ended December 31, 2011, we recorded an impairment charge of $262.2, related to goodwill, other intangible assets, noncurrent assets and property and equipment.  See Note 4, Impairment of Assets, for further information.

Fiscal Year

On February 19, 2010, concurrent with our emergence from bankruptcy, we changed our fiscal year end from June 30 to December 31, effective for the six months ended December 31, 2009.  This report reflects the year ended December 31, 2011, the period from February 20, 2010 to December 31, 2010 (“Post Emergence”), the period from January 1, 2010 to February 19, 2010, the transition period for the six months ended December 31, 2009 and the year ended June 30, 2009 (“Pre Emergence”).  Additionally, this report includes the Pre Emergence unaudited financial information for the six months ended December 31, 2008.  All references to 2009, unless otherwise indicated, are to the year ended June 30, 2009.

The Company, when used in reference to the Post Emergence period, refers to the “Successor Company,” and when used in reference to the Pre Emergence period, refers to the “Predecessor Company.”

Segments

Our operating segments reflect the manner in which our chief operating decision maker reviews the business.  Our Chief Executive Officer acts as our chief operating decision maker.  Our businesses are structured into three reportable segments: North America, Europe and Asia Pacific & Latin America (“APLA”).  See Note 25, Segments, for further information.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.  The carrying amount approximates fair value based upon the short-term maturity of these investments.

Restricted Cash

Restricted cash includes cash reserves required in connection with the Company’s treasury management activities.

Accounts Receivable, Net

Accounts receivable are primarily due from advertisers and customers of our products.  The Company maintains allowances for uncollectible accounts and returns.  The allowance for uncollectible accounts is based on the aging of such receivables and any known collectability exposures.  Accounts are written off when deemed uncollectible.  Allowances for returns are generally based on historical experience and current market conditions.  We believe our concentration of credit risk with respect to accounts receivables is generally limited due to our large number of geographically diverse customers and small balances with each individual customer.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Inventories

Inventories consist primarily of finished goods, stated at the lower of cost or market value.  Cost is determined using the weighted average cost method or the first-in, first-out (FIFO) method.  We periodically assess our inventory for obsolescence in order to reflect the lower of cost or market value.

Long-Lived Assets

Property and Equipment, Net

Assets that comprise property and equipment, net are stated at cost less accumulated depreciation and amortization.  Depreciation expense is generally calculated on a straight-line basis over the estimated useful lives of the assets: 10—40 years for buildings; 3—10 years for equipment, furniture and fixtures; and 3—5 years for software capitalized for internal use.  Leasehold improvements are amortized on a straight-line basis over the initial term of the lease or the useful life of the improvement, whichever is shorter.  Maintenance and repairs are expensed as incurred.

Internal Use Software and Website Development Costs

We capitalize purchased and internally developed software, including the development of our websites, to facilitate and assist with our operational needs and to promote our products.  Certain of these costs are capitalized in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”).  Costs related to planning, maintenance and minor upgrades of internally used software and website development are expensed as incurred.  In addition, all website content update costs are expensed as incurred.

Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of costs over the fair value of net assets at the time of our emergence and as a result of acquired businesses.  Other intangible assets, net is comprised of tradenames, licensing agreements, customer relationships and databases, favorable lease commitments, and technology.  Acquired intangible assets with finite lives are amortized, on a straight-line basis, over the estimated useful lives of the assets: 5-10 years for tradenames; 2-7 years for customer, subscriber and advertiser relationships; 5 years for customer databases; 3 years for technology; and 2-7 years for owned and licensed music and video.  Licensing agreements and technical support agreements are amortized on a straight-line basis over the initial term of the agreement.

Impairment of Long-Lived Assets

We review for recoverability, at least annually, the carrying amount of goodwill and intangible assets with indefinite lives.  This assessment involves comparing the fair value of the reporting unit or asset, as applicable, to its carrying value.  Recognition of the impairment, if any, is determined in accordance with ASC 350.  Our annual impairment test is performed on October 1.

Intangible assets with finite lives and property and equipment, net are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable in accordance with ASC 360.  We assess recoverability by comparing the asset’s carrying amount to the undiscounted future net cash flows expected to be generated by the asset.  If we determine that the asset is impaired, the impairment recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Assets Held for Sale

In accordance with ASC 360, assets classified as held for sale must meet the following criteria: (i) management with the appropriate authority commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan of sale have been initiated; (iv) the sale of the property or asset within one year is probable; and (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.  In addition, the results of operations of a component of an entity that has either been disposed of or classified as held for sale is reported in discontinued operations if the operations and cash flows of the component have been eliminated from the ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operation of the component after the disposal transaction.

Debt Issuance Costs

Debt issuance costs consist of fees and expenses incurred in connection with borrowings of the Company.  These fees are amortized over the terms of the related debt agreements.  Capitalized debt issuance costs are included in other noncurrent assets on the consolidated balance sheets.  A proportionate amount of debt issuance costs related to those borrowings would be written off to the extent a significant portion of outstanding borrowings are retired.

Stock-Based Compensation

The Company issues stock options and other stock-based compensation to eligible employees, directors and consultants and accounts for these transactions under the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”).  For equity awards, total compensation cost is based on the grant date fair value.  For liability awards, total compensation cost is based on the fair value of the award on the date the award is exercised and delivered.  The Company recognizes stock-based compensation expense for all awards, on a straight-line basis, over the service period required to earn the award, which is typically the vesting period. For certain awards issued by the Predecessor Company, stock compensation expense for awards where the ability to exercise the award was contingent upon a liquidity event was deferred until such time in which the liquidity event was probable.

Pensions and Postretirement Benefits Other Than Pensions

We account for our pension and postretirement benefits in accordance with ASC Topic 715, Compensation - Retirement Benefits (“ASC 715”).  As a result, we recognize the over or underfunded status of each defined benefit pension plan as an asset (overfunded) or liability (underfunded) in the consolidated balance sheets.  We recognize any changes in the funded or underfunded status through accumulated other comprehensive (loss) income.  Our projected benefit obligations are determined using actuarial models that incorporate estimates for employee turnover and mortality, increases in employee compensation and healthcare costs and an employee’s age at retirement.  These estimates are reviewed annually with actuarial consultants to assist in determining the reasonableness of our assumptions.  While these models help determine the obligation, ASC 715 attempts to match recognition of the obligation with the period over which our employees earn benefits.  Since employees earn benefits over many years of service, the accounting rules require the recognition in the income statement of certain events (including plan amendments and certain gains and losses) over multiple years rather than the year the event occurs.  This principle also applies to recognition of the expected return on plan assets.  Although the expected rate of return represents our expectation of the long-term performance of our asset portfolio, performance will likely vary in the short-term.  We amortize the difference between the actual and expected return on assets over a five year period in our consolidated statements of operations.  Income and expenses from our normal pension plan activity are included in promotion, marketing and administrative expenses in the consolidated statements of operations.  Income from curtailments relating to restructuring efforts is classified as other operating items, net.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Revenue

Magazines

Sales of our magazine subscriptions, less estimated bad debt and return reserves, are deferred and recognized as revenue proportionately, on the first of each month, over the subscription period.  Revenue from sales of magazines through the newsstand is recognized at the issue date, net of an allowance for returns (as adjusted for most recent information available), retail display and wholesale incentive programs. Advertising revenue is recorded as revenue at the time the advertisements are published, net of discounts and advertising agency commissions.  From time to time, we might publish special issues, which contain substantial additional editorial content, as compared to a single issue.  For our special issues, we recognize revenue for two issues, net of aforementioned allowances, at the respective issue date.

Books, Music, Video and Other Products

Revenue is recorded when title passes, net of provisions for estimated returns.  Generally title passes at the time of shipment.  In certain circumstances, our promotion entitles the customer to a preview period.  Revenue generated by these promotions is recognized after the preview period lapses.

When we recognize revenue for most of our products, we also record an estimate of bad debts and returns.  These estimates are based on historical data and the method of promotion.  Reserve levels are adjusted as actual data is received.  In the direct marketing business, returns and bad debts are tied to customer responses to our promotional efforts.  Accordingly, we deduct estimates of returns and bad debts from gross revenue.

Product Distribution Costs

Costs for shipping products to customers and the associated handling costs are expensed as incurred and are included in product, distribution and editorial expenses on the consolidated statements of operations.  In certain circumstances, shipping and handling costs are billed to the customer.  These billings are recognized in revenue.

Editorial, Promotion and Marketing Expenses

Non-direct advertising, including advertising sales costs, prepublication, editorial, market testing and fulfillment costs, are expensed as incurred.

Direct response advertising consists primarily of promotion costs incurred, such as paper and postage, in connection with the sale of magazine subscriptions, books and other products.  We account for costs of direct response advertising under ASC Topic 720, Other Expenses, (“ASC 720”).  Under ASC 720, costs associated with direct response advertising that can be directly linked to eliciting sales and result in probable future benefits are capitalized on a cost-pool-by-cost-pool basis.  Books and home entertainment advertising costs are amortized over a period that is generally less than one year.  Magazine related direct response advertising costs are expensed when the related promotion is mailed.  We assess the carrying amount of our capitalized direct response advertising costs for recoverability on a periodic basis.

Promotion expense, which consists of both amortization of promotion costs and costs expensed as incurred, included in the consolidated statements of operations totaled $475.7 for the year ended December 31, 2011; $382.1 and $84.8 for the periods February 20 to December 31, 2010 and January 1 to February 19, 2010, respectively; $321.7 and $377.4 for the six months ended December 31, 2009 and 2008, respectively; and $644.3 for the year ended June 30, 2009.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Commissions earned by agents for new magazine subscribers are included in promotion, marketing and administrative expenses in the consolidated statement of operations.  These costs are deferred and amortized over the related subscription term, typically one to three years.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, which requires that deferred tax assets and liabilities are recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  Deferred tax assets, including net operating losses and income tax credits, are reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.

We are subject to income tax in both the U.S. and internationally, including many U.S. state and foreign jurisdictions.

Judgment is required when calculating our worldwide provision for income taxes.  When recording the worldwide provision for income taxes during a quarter, an estimated full year effective tax rate is applied to interim operating results.  In the event there is a discrete or unusual item recognized in the quarterly results, the tax attributable to that item is separately calculated and recorded in that quarter.  At year end, we record the worldwide provision for income taxes based on the actual results by jurisdiction.

In accordance with ASC 740, we evaluate a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position.  If the position does not meet a more likely than not threshold, a tax reserve is established and no income tax benefit is recognized.  We are audited by U.S. federal and state, as well as foreign, tax authorities.  In some cases, many years may elapse before a tax return containing tax positions for which an ASC 740 reserve has been established is examined and an audit is completed.  As audit settlements are reached, we adjust the corresponding reserves, if required, in the period in which the final determination is made.  While it is difficult to predict the final outcome or timing of a particular tax matter, we believe that our reserves for uncertain tax positions are recorded pursuant to the provisions of ASC 740.

Foreign Currency Translation

The functional currency for our foreign operations is the local currency.  We translate the financial statements of these subsidiaries into U.S. dollars using month-end exchange rates for assets and liabilities, and average monthly exchange rates for revenue and expenses.  The resulting translation adjustment is reflected as a separate component in the consolidated statements of changes in stockholders’ equity (deficit) in accumulated other comprehensive income (loss).

Common Stock Warrants

The Company issued common stock warrants in connection with the Plan of Reorganization, as defined in Note 2, Reorganization and Emergence from Chapter 11.  The Company estimated the fair value of these warrants using the Black-Scholes option pricing model, under Level 3 of the fair value hierarchy.  We accounted for these warrants as equity instruments, and as such, they are classified in stockholders’ equity.

The Company also issued common stock warrants in connection with entering into the 2011 Unsecured Term Loan, as defined in Note 16, Debt, in August 2011.  The Company estimated the fair value of these warrants using a simulation approach under Level 3 of the fair value hierarchy.  The fair value of these warrants is recorded in other noncurrent liabilities on the balance sheet, with adjustments recorded as other expense (income), net.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Measurements of Fair Value

We apply the guidance of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) to value financial and non-financial instruments, where required.

ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs).  In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

Level 1	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2

Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

When available, we use unadjusted quoted market prices to measure fair value and classify such items within Level 1.  If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates and classifies such items within Level 2.  If quoted market prices are not available, the valuation model uses generally depends on the specific asset or liability being valued.  The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments and classifies such items within Level 3.

Due to short-term maturities of cash and cash equivalents, receivables and payables, the carrying value of these financial instruments approximates their fair values.  Our goodwill and other intangible assets are fair valued on a non recurring basis, as required by ASC 820, and fall into Level 3, as per the fair value hierarchy.  See Note 14, Goodwill and Other Intangible Assets, Net, for further information.  Our U.S. and international pension plans have assets which are fair valued, as required by ASC 820, and fall into Levels 1, 2 and 3, as per the fair value hierarchy.  See Note 23, Benefit Plans, for further information.  Our common stock warrants are fair valued, as required by ASC 820, and fall into Level 3 of the fair value hierarchy.  See Note 22, Common Stock Warrants, for further information.

The Predecessor Company had interest rate swap agreements which were fair valued, as required by ASC 820, and fell into Level 2 of the fair value hierarchy.  See Note 19, Financial Instruments, for further information.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which represents an update to ASC 350.  ASU 2011-08 simplifies how entities test goodwill for impairment.  ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform a two-step goodwill impairment test.  ASU 2011-08 is effective for the Company in the first quarter of its fiscal year ending December 31, 2012, and early adoption is permitted.  ASU 2011-08 is not expected to have a material impact on our consolidated financial statements.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which represents an update to ASC 220, Comprehensive Income (“ASC 220”).  ASU 2011-05 provides new disclosure guidance for comprehensive income, requiring presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  An entity will have the option to present these items in one continuous statement or two separate but consecutive statements.  An entity will no longer be permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12’), which represents an update to ASC 220.  ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  These updates are effective for fiscal years beginning after December 15, 2011 and for interim periods within those years.  The Company plans to adopt this guidance effective January 1, 2012, which is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which represents an update to ASC 820.  ASU 2010-06 provides new disclosure guidance for Level 3 fair value measurement activity, requiring separate presentation of information about purchases, sales, issuances and settlements.  This update is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.  The Company adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial statements.

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

Note 2                                                            Reorganization and Emergence from Chapter 11

Emergence from Reorganization Proceedings

On August 24, 2009 (“Petition Date”), RDA Holding Co., and substantially all of its United States subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court” or “Court”).  The chapter 11 Cases were jointly administered under the caption In re: The Reader’s Digest Association, Inc., et al., Case No. 09-23529 (“chapter 11 Cases”).  On January 19, 2010, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Proposed Joint Chapter 11 Plan of Reorganization (“Plan of Reorganization” or “Plan”).  The Plan became effective when all material conditions of our Plan were satisfied and the Debtors emerged from bankruptcy protection on February 19, 2010 (“Effective Date”).

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

Claims Resolution and Plan Distributions

The pre-petition claims of the Debtors were evidenced in the schedules of liabilities filed by the Debtors and proofs of claim filed by creditors by the deadline established by the Court (November 16, 2009 for most claims).  Claims that were not objected to by the deadline set forth in the Plan (180 days from the Effective Date) were deemed to be allowed claims.  Claims that were objected to were allowed or disallowed through a claims resolution process before the Bankruptcy Court.  Pursuant to objections filed by the Debtors, the Court has reduced, reclassified and/or disallowed claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated.  Many other claims were resolved prior to the Effective Date through settlement or by Court order. The chapter 11 Cases were closed in the fourth quarter of 2011.

Note 3                                                            Fresh Start Accounting and Reorganization Items

As discussed in Note 2, Reorganization and Emergence from Chapter 11, the Debtors emerged from chapter 11 on February 19, 2010. As a result, the Successor Company adopted fresh start accounting as (i) the reorganization value of the assets of the Successor Company immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity.

Upon adoption of fresh start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values.  Accordingly, the reported historical consolidated financial statements of the Predecessor Company prior to the adoption of fresh start accounting for periods ended on or prior to February 19, 2010 are not comparable to those of the Successor Company.

In applying fresh start accounting, the Company applied the following principles:

•                  The reorganization value, which represents the concluded enterprise value plus excess cash and cash equivalents and non-interest bearing liabilities, of the entity was allocated to the entity’s reporting units in conformity with ASC 805.  The reorganization value exceeded the sum of the fair value assigned to assets and liabilities.  This excess was recorded as Successor Company goodwill as of February 19, 2010.

•                  Each liability existing as of the fresh start accounting date, other than deferred taxes, was stated at the fair value, and determined at appropriate risk adjusted interest rates.

•                  Deferred taxes were reported in conformity with applicable income tax accounting standards, principally ASC 740.  Deferred tax assets and liabilities were recognized for differences between the fair value assigned and the tax basis of the recognized assets and liabilities.

•                  As a result of fresh start accounting, our Post Emergence periods include fair value adjustments, for the amortization of the fair value reduction to unearned revenue and related deferred cost accounts.

Fresh start accounting resulted in the selection of appropriate policies for the Successor Company.  The significant accounting policies of the Predecessor Company were adopted by the Successor Company.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

In accordance with ASC 852, reorganization items are presented separately in the accompanying consolidated statements of operations and include expenses, gains and losses directly related to the debtors’ reorganization proceedings.  A summary of reorganization items for the Pre Emergence period is shown below:

	Predecessor Company
	January 1 to February 19, 2010	Six months ended December 31, 2009
Gain on settlement of pre-petition liabilities (a)	$(1,758.1)	$—
Pre Emergence gain on settlement of pre-petition liabilities (a)	(1.4)	(2.4)
Revaluation of assets and liabilities (b)	(66.7)	—
Professional fees directly related to reorganization (c)	13.6	37.5
Rejected leases (d)	7.2	18.9
Compensation and retention (e)	1.3	2.6
Other	2.0	1.9
Total reorganization items	$(1,802.1)	$58.5

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

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The following table sets forth the fresh start activities associated with the pre-tax gain on settlement of liabilities subject to compromise:

Predecessor Company
January 1 to February 19, 2010
Extinguishment of Predecessor Company’s claims pursuant to the Plan
Debt and Notes Payable
Senior Subordinated Notes	$(579.2)
U.S. Term Loan and U.S. Revolver	(1,449.2)
Other debt	(0.8)
Preferred stock liability	(396.7)
Accounts Payable, accrued expenses and other
Accrued interest	(63.4)
Deconsolidated RDA UK Subsidiary payables	(35.2)
Other general unsecured claims	(61.3)
Postretirement obligations, postemployment obligations and deferred compensation claims	(73.7)
Rejected lease claims	(32.4)
Total liabilities subject to compromise	$(2,691.9)

Establishment of Successor Company’s obligations pursuant to the Plan
First Lien Term Loan	300.0
Issuance of New Common Stock	589.9
Contract and general unsecured claims and other settlements	43.9
Total settlements on debt	933.8

Pre-tax gain on settlement of pre-petition liabilities	$(1,758.1)

Post Emergence payments for reorganization items included $42.0 for the settlement of pre-petition liabilities and $19.2 for professional fees for the period February 20 to December 31, 2010.

Pre Emergence payments for reorganization items included $2.6 for the settlement of pre-petition liabilities and $8.4 for professional fees for the period January 1 to February 19, 2010.  Pre Emergence payments for reorganization items for the six months ended December 31, 2009 included $23.1 in professional fees.

Note 4                                                             Impairment of Assets

Goodwill and other indefinite-lived intangible assets are reviewed for impairment using a fair value based approach annually or earlier upon the occurrence of events or circumstances that indicate there may be an impairment charge.  Our annual impairment test is performed on October 1.  Asset impairment charges related to the carrying value of goodwill and certain long-lived assets are calculated in accordance with the provisions of ASC 350 and ASC 360, respectively.

Goodwill is reviewed for impairment at the reporting unit level.  A reporting unit is equivalent to an operating segment or one level below an operating segment.  Our reporting units represent our reportable segments except for North America, which is comprised of the United States and Canada reporting units.  See Note 25, Segments, for further information.  Indefinite-lived intangible assets, or tradenames, are reviewed for impairment based on their lowest unit of accounting or by asset.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The goodwill impairment analysis is a two-step process.  The first step, used to identify potential impairment, is a comparison of the reporting unit’s estimated fair value to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is not considered to be impaired.  If the carrying value exceeds the fair value, there is an indication of impairment, and the second step is performed to measure the amount of the impairment.  The second step requires the Company to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation.

We estimated the fair value of our reporting units based on a combination of the income and market multiple approaches.  Estimated discounted cash flows for each reporting unit required significant judgment.  Certain key assumptions utilized, included changes in forecasted revenue, operating expenses, working capital requirements and capital expenditures, are based on estimates related to strategic initiatives and current market conditions.  The discounted cash flow analyses used a discount rate that corresponds to the weighted average cost of capital.  This assumed discount rate takes into account the specific and detailed operating plans and strategies of the individual reporting units.  The market data utilized included publicly-traded prices and transaction values of comparable companies with operations considered to be similar to those of the Company’s reporting units.  Collectively, these evaluations were management’s best estimate of projected future cash flows and fair values.

During the year ended December 31, 2011 and the period February 20 to December 31, 2010, we were required to perform an impairment assessment and measure certain assets at fair value.  These fair value measurements are considered non-recurring under ASC 820.  The assets and liabilities measured during the period at fair value on a non-recurring basis were as follows:

	At the End of the Period	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
For the year ended December 31, 2011 (Successor Company)
Goodwill	$390.7	$—	$—	$390.7	$205.4
Other intangible assets, net	307.4	—	—	307.4	52.8
Property and equipment, net	52.0	—	—	52.0	1.6
Other noncurrent assets	41.9	—	—	41.9	2.4
					$262.2

For the period February 20 to December 31, 2010 (Successor Company)
Other intangible assets, net	423.3	—	—	423.3	14.7
Property and equipment, net	55.1	—	—	55.0	1.7
					$16.4

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Year ended December 31, 2011 Impairment

During the year ended December 31, 2011, in the second quarter, we concluded that interim impairment tests were necessary for our Europe and APLA reportable segments.  This conclusion was based on certain indicators of impairment, including lower than expected results and a decline in our then most recent financial projections developed during the year, along with declines in market comparables since our last annual impairment test.  During the second quarter, we recorded an impairment charge of $236.2, related to goodwill and other intangible assets. In addition, we experienced declines in excess of our expectations in our APLA and Canada reporting units, which triggered the need for impairment tests in both the third and fourth quarters, and resulted in impairments related to tradenames, totaling $10.0 and $11.1, in each quarter respectively.

As a result of these 2011 impairment tests, we recorded an impairment charge of $262.2, related to goodwill, other intangible assets, property and equipment and noncurrent assets.  Our Europe reportable segment had goodwill, other intangible asset and property and equipment impairment charges of $178.8, $13.8 and $0.3, respectively.  Our APLA reportable segment had goodwill and tradename related impairment charges of $26.6 and $26.9, respectively.  Our North America reportable segment had other intangible asset impairment charges of $12.1.  We also recorded impairment charges of $1.3 of internal use software and $2.4 of software to be sold or leased, a component of other noncurrent assets in our consolidated balance sheets.

We performed our annual impairment test during the fourth quarter. Our reporting units passed the first step of our goodwill impairment test.  While we experienced softer-than-anticipated results in our international reporting units, we implemented certain cost cutting measures to mitigate the impact of the lower revenue and replace lost revenue through various new initiatives.  While certain of our reporting unit fair values are dependent upon our successful execution of these initiatives, we have considered the risk of non-performance in our assessment of fair value.

While the Company believes the assumptions used in the interim and annual impairment analyses are reasonable, our analysis is sensitive to adverse changes in the assumptions used in the valuations.  In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate and market multiple assumptions could produce significantly different results for the impairment analyses. Further, our long-term plan for the Europe and APLA reporting units currently reflects the stabilization and subsequent growth of our core business.  Certain assumptions are particularly sensitive if changes arise due to new facts, given that our book value was written down to fair value during our second quarter 2011 interim impairment test.  While we believe we have appropriately risk-adjusted our long-term plan to reflect the risk of non-performance, given the minimal excess of fair value over book value, any adverse changes in assumptions could result in further impairment charges.

February 20 to December 31, 2010 Impairment

During the period February 20 to December 31, 2010, we recorded an impairment charge of $16.4 related to other intangible assets and property and equipment.  Our North America and APLA reportable segments had tradename impairment charges of $10.7 and $4.0, respectively.  We also recorded an impairment of $1.7 of property and equipment related to the abandonment of one floor in our White Plains, New York office.

Our assets were established at fair value upon our emergence from bankruptcy and application of fresh start accounting on February 19, 2010.  During the period February 20 to December 31, 2010, the Company completed a long-term plan as part of our annual planning process.  The plan reflected the impact of unanticipated adverse conditions which occurred subsequent to our emergence from bankruptcy and other planned strategic initiatives.  These changes reflect projected revenue that is lower than those included in our prior valuation used in the application of fresh start accounting and changes in our long-term view.  As a result of these factors, we concluded that an interim impairment test was necessary during the third quarter 2010.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

There were no material changes in our business or our forecasts between our third quarter interim impairment analysis and our annual impairment analysis on October 1, 2010.  During the fourth quarter, we concluded that no indicators of impairment were present and consequently, no additional impairment analysis was necessary for our goodwill and intangible assets.

Six months ended December 31, 2009 Impairment

During the six months ended December 31, 2009, we recorded an impairment charge of $61.1 related to other intangible assets and internal use software due to a decline in the long-term outlook in our reporting units.  Our North America, Europe and APLA reportable segments had tradename impairment charges of $19.1, $35.4 and $3.6, respectively.  We also recorded a $3.0 impairment charge for internal use software in our Europe reportable segment.

Fiscal 2009 Impairment

During fiscal 2009, we recorded an impairment charge of $939.4 related to goodwill, other intangible assets and property and equipment.  The conclusion to test for interim impairment in the third quarter of fiscal 2009 was based on certain indicators of impairment, including the significant deterioration of global market conditions (including a large decline in market multiples), combined with a downgrade in our credit rating and the decline in our then most recent financial projections developed during the quarter, as compared to the significant margin of excess fair value over carrying value that existed at our last impairment analysis.  Our fiscal 2009 fourth quarter indication of impairment was primarily attributable to additional changes in our long-term outlook, the potential decline in future cash flows and deterioration of our liquidity position.

Our North America, Europe and APLA reportable segments had goodwill impairment charges of $233.4, $155.4 and $138.0, respectively, and tradename impairment charges of $177.7, $183.6 and $35.3, respectively.  Our North America reportable segment had an impairment charge for customer relationships of $9.8.  We also recorded property and equipment impairment charges of $5.8 and $0.4 in our North America and Europe reportable segments, respectively.

The non-cash asset impairment charges are presented below, by asset:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	Six months ended December 31, 2009	Year ended June 30, 2009
Goodwill	$205.4	$—	$—	$526.8
Other intangible assets, net
Reader’s Digest tradenames (indefinite-lived)	52.8	14.7	58.1	389.0
Other tradenames (definite-lived)	—	—	—	7.6
Customer relationships	—	—	—	9.8
Property and equipment, net	1.6	1.7	3.0	6.2
Other noncurrent assets	2.4	—	—	—
Total	$262.2	$16.4	$61.1	$939.4

We did not recognize any impairment charges during the period January 1 to February 19, 2010 or for the six months ended December 31, 2008.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 5                                                             Other Operating Items, Net

Items included in other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy, the implementation of fresh start accounting, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iii) gain or loss on the sale or disposal of assets; and (iv) pension curtailments.  The table below presents our other operating items, net:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Restructuring charges	$36.2	$22.4	$10.4	$2.7	$17.0	$26.9
Professional fees associated with bankruptcy, fresh start accounting, reorganization and restructuring	4.5	20.4	3.0	1.8	3.7	5.9
Sale or disposal of certain assets	(3.3)	(1.4)	0.3	(0.5)	—	(1.6)
Pension curtailments	(0.9)	(0.4)	—	—	(0.2)	(1.3)
Total	$36.5	$41.0	$13.7	$4.0	$20.5	$29.9

Restructuring Activities

Restructuring charges are recorded in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”) or ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”).  Employees terminated as a result of our restructuring activities were terminated under our pre-existing severance policy; therefore, we recognized severance amounts pursuant to ASC 712.  Severance charges represent the cost to separate employees from our operations to streamline the organization.  As such, severance amounts are recorded when approved, including the identification of positions to be separated, and when payment is probable and estimable.  Other amounts related to restructuring actions, including charges to terminate contractual obligations in connection with streamlining activities, are recorded in accordance with ASC 420.

Effective April 2, 2009, our Reader’s Digest Association, Inc. Retirement Plan (“U.S. Qualified Pension Plan” or “Retirement Plan”) was temporarily amended to provide additional benefits to employees involuntarily terminated.  As a result, a portion of our severance obligation is being satisfied by payments from the U.S. Qualified Pension Plan.  See Note 23, Benefit Plans, for further information.

Successor Company’s Restructuring Activities

For the year ended December 31, 2011, we recorded new restructuring activities of $35.3.  This was primarily related to severance for approximately 385 employees, principally due to continued headcount reductions.  Additionally, we recorded contractual charges related to abandonment of leases in Europe, APLA and North America; and fees related to a contract termination in France.  Employee severance payments are expected to be substantially completed by the first half of 2013, related to these activities.

During the year ended December 31, 2011, we reversed accruals primarily related to the Predecessor Company initiatives of $1.0 for severance and recorded additional accruals of $1.9 relating to our White Plains, New York facility, due to adjustments to our expected sublease income.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

For the period February 20 to December 31, 2010, we recorded new restructuring activities of $27.2.  This was primarily related to $22.4 in severance for approximately 300 employees.  The efforts largely consist of consolidating functions across business units within our Company, in a strategic global effort to reduce the Company’s overhead to levels consistent with the industry.  The above accruals were net of accrual reductions attributed to planned severance being lower than originally anticipated for a variety of reasons, including employee resignations and final negotiated agreements.  In addition, during the period February 20 to December 31, 2010, we recorded $4.8 in contractual charges primarily associated with the exit and abandonment of one floor of our White Plains, New York facility.  We are currently exploring sublease opportunities for this space.

For the period February 20 to December 31, 2010, we also reversed accruals related to Predecessor Company initiatives of $4.7 for severance.

Predecessor Company’s Restructuring Activities

During the period January 1 to February 19, 2010, we recorded new restructuring activities of $10.6, primarily related to severance in our international locations, principally France.  Employee severance payments are expected to be substantially completed by the end of 2012, related to these activities.

During the six months ended December 31, 2009, we recorded new restructuring activities of $4.7 primarily related to severance associated for approximately 110 employee reductions, connected with various reorganizations and cost saving initiatives.  These employee reductions and severance payments were completed by end of 2011.  These charges were offset by $2.2 in adjustments to prior year cost savings initiatives, primarily due to fewer employees receiving severance than originally planned in our international locations, related to the outsourcing of our IT function and the global recession plan implemented in fiscal 2009.

During fiscal 2009, we recorded new severance accruals of $25.9 related to employee headcount reductions as part of our fiscal 2009 initiatives, which were primarily the result of the outsourcing of our IT function and as part of our recession plan announced in January 2009.  These employee reductions were largely completed by the end of fiscal 2009 and severance payments were substantially completed by the end of 2011.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The table below reflects changes in our restructuring accruals, by type of initiative:

	Severance				Contracts
	2011	2010			2011	2010
	Successor Company Initiatives	Successor Company Initiatives	Predecessor Company Initiatives	Total Severance	Successor Company Initiatives	Successor Company Initiatives	Predecessor Company Initiatives	Total Contracts	Grand Total
Balance at December 31, 2009 (Predecessor Company)	$—	$—	$6.5	$6.5	$—	$—	$—	$—	$6.5
Accruals, net	—	—	10.1	10.1	—	—	0.3	0.3	10.4
Spending	—	—	(2.3)	(2.3)	—	—	—	—	(2.3)
Balance at February 19, 2010 (Predecessor Company)	—	—	14.3	14.3	—	—	0.3	0.3	14.6
Accruals, net	—	22.4	(4.6)	17.8	—	4.8	(0.2)	4.6	22.4
Spending	—	(13.5)	(6.2)	(19.7)	—	—	(0.1)	(0.1)	(19.8)
Balance at December 31, 2010 (Successor Company)	—	8.9	3.5	12.4	—	4.8	—	4.8	17.2
Accruals, net	33.9	0.2	(1.2)	32.9	1.4	1.9	—	3.3	36.2
Spending	(8.2)	(8.1)	(1.7)	(18.0)	(0.5)	(1.4)	—	(1.9)	(19.9)
Balance at December 31, 2011 (Successor Company)	$25.7	$1.0	$0.6	$27.3	$0.9	$5.3	$—	$6.2	$33.5

Cumulative Amounts
Predecessor Company’s liabilities assumed in fresh start accounting	$—	$—	$14.3	$14.3	$—	$—	$0.3	$0.3	$14.6
Accruals, net	33.9	22.6	(5.8)	50.7	1.4	6.7	(0.2)	7.9	58.6
Spending	(8.2)	(21.6)	(7.9)	(37.7)	(0.5)	(1.4)	(0.1)	(2.0)	(39.7)
Balance at December 31, 2011 (Successor Company)	$25.7	$1.0	$0.6	$27.3	$0.9	$5.3	$—	$6.2	$33.5

The table below reflects changes in our restructuring accruals, by reportable segment:

	Severance				Contracts
	North America	Europe	APLA	Total Severance	North America	Europe	APLA	Total Contracts	Grand Total
Balance at December 31, 2009 (Predecessor Company)	$1.3	$4.1	$1.1	$6.5	$—	$—	$—	$—	$6.5
Accruals, net	1.7	7.8	0.6	10.1	—	—	0.3	0.3	10.4
Spending	(1.3)	(0.6)	(0.4)	(2.3)	—	—	—	—	(2.3)
Balance at February 19, 2010 (Predecessor Company)	1.7	11.3	1.3	14.3	—	—	0.3	0.3	14.6
Accruals, net	7.7	5.5	4.6	17.8	4.8	—	(0.2)	4.6	22.4
Spending	(8.2)	(7.6)	(3.9)	(19.7)	—	—	(0.1)	(0.1)	(19.8)
Balance at December 31, 2010 (Successor Company)	1.2	9.2	2.0	12.4	4.8	—	—	4.8	17.2
Accruals, net	8.4	20.8	3.7	32.9	2.0	1.0	0.3	3.3	36.2
Spending	(5.0)	(10.6)	(2.4)	(18.0)	(1.5)	(0.1)	(0.3)	(1.9)	(19.9)
Balance at December 31, 2011 (Successor Company)	$4.6	$19.4	$3.3	$27.3	$5.3	$0.9	$—	$6.2	$33.5

Cumulative Amounts
Predecessor Company’s liabilities assumed in fresh start accounting	$1.7	$11.3	$1.3	$14.3	$—	$—	$0.3	$0.3	$14.6
Accruals, net	16.1	26.3	8.3	50.7	6.8	1.0	0.1	7.9	58.6
Spending	(13.2)	(18.2)	(6.3)	(37.7)	(1.5)	(0.1)	(0.4)	(2.0)	(39.7)
Balance at December 31, 2011 (Successor Company)	$4.6	$19.4	$3.3	$27.3	$5.3	$0.9	$—	$6.2	$33.5

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 6                                                             Deconsolidation

Effective February 17, 2010, the Company deconsolidated our United Kingdom subsidiary, Reader’s Digest Association United (“RDA UK”), as a result of RDA UK filing for administration.  As of the aforementioned date, the United Kingdom High Court of Justice appointed an administrator who replaced management and the Board of Directors of RDA UK, and is responsible for any decision making regarding the day-to-day operations, assets, liabilities and capital of RDA UK.  As a result, we relinquished our controlling financial interest in RDA UK.  Therefore, in accordance with ASC Topic 810, Consolidation, the financial results of RDA UK are no longer included in our consolidated financial results for periods beginning after February 17, 2010.

We recognized a pre-tax loss of $49.7 as a result of deconsolidating RDA UK on February 17, 2010.  The loss recognized upon deconsolidation of RDA UK represents the difference between the carrying value of the former subsidiary immediately before deconsolidation and the estimated fair value of any retained noncontrolling investment in RDA UK, which was zero on February 17, 2010.

In the year ended December 31, 2011 and the period February 20 to December 31, 2010, we reduced the loss by $8.5 and $2.4, respectively, related to the settlement of remaining pre-petition and post-petition liabilities resulting from the RDA UK administration filing.

On April 9, 2010, the Company entered into a license agreement with a third party to publish the United Kingdom edition of Reader’s Digest magazine and sell other products under the Reader’s Digest brand.

Note 7                                                             Other (Income) Expense, Net

The components of other (income) expense, net were as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Interest income	$(1.8)	$(4.1)	$(0.2)	$(2.2)	$(3.8)	$(6.9)
Net loss (gain) on foreign exchange	7.0	3.3	9.1	(1.7)	1.8	1.9
Other expense, net	6.9	0.6	1.1	0.7	—	19.4
Total other expense (income), net	$12.1	$(0.2)	$10.0	$(3.2)	$(2.0)	$14.4

Net loss (gain) on foreign exchange for the year ended December 31, 2011, included a net loss on foreign exchange of $6.6, related to an intercompany loan.  We determined this loan was not a permanent investment. As such, the related foreign exchange impact was recorded within other (income) expense, net in our consolidated statements of operations.

Other expense, net for the year ended December 31, 2011 included $3.9 and $1.7, for the change in the fair value in the embedded derivative on the new debt and the change in the fair value in new warrants, respectively.  See Note 16, Debt, for further information.

Other expense, net for year ended June 30, 2009 included an unrealized loss of $19.4 on interest rate swap agreements which was reclassified from other comprehensive (loss) income.  See Note 19, Financial Instruments, for further information.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 8                                                             Income Tax

(Loss) income before income taxes and discontinued operations was as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
United States	$(117.5)	$(113.4)	$1,644.1	$(58.8)	$(89.8)	$(860.2)
International	(239.2)	30.1	58.0	(52.1)	(19.7)	(233.8)
(Loss) income before income taxes and discontinued operations	$(356.7)	$(83.3)	$1,702.1	$(110.9)	$(109.5)	$(1,094.0)

Income tax (benefit) expense was allocated to the following items:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Continuing operations	$(12.5)	$(58.9)	$61.6	$(15.2)	$13.4	$(28.2)
Discontinued operations	(12.3)	(0.5)	(9.3)	9.4	(16.4)	(18.9)
Stockholders’ equity	(11.3)	2.7	59.3	(4.7)	—	(77.1)
Total	$(36.1)	$(56.7)	$111.6	$(10.5)	$(3.0)	$(124.2)

The components of the (benefit) expense for income taxes attributable to income from continuing operations were as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Current
U.S. federal	$5.1	$(3.4)	$—	$(1.2)	$(0.4)	$0.7
U.S. state and local	0.4	0.3	(0.5)	(4.4)	0.7	0.9
International	13.1	15.0	(6.7)	14.5	11.0	19.7
Total Current	18.6	11.9	(7.2)	8.9	11.3	21.3
Deferred
U.S. federal	(4.2)	(52.4)	26.1	(4.0)	6.8	14.3
U.S. state and local	(2.9)	(2.5)	2.0	0.4	0.5	0.8
International	(24.0)	(15.9)	40.7	(20.5)	(5.2)	(64.6)
Total deferred	(31.1)	(70.8)	68.8	(24.1)	2.1	(49.5)
(Benefit) provision for income taxes	(12.5)	(58.9)	61.6	(15.2)	13.4	(28.2)
Discontinued operations income tax (benefit) provision	(12.3)	(0.5)	(9.3)	9.4	(16.4)	(18.9)
(Benefit) provision for income taxes including discontinued operations	$(24.8)	$(59.4)	$52.3	$(5.8)	$(3.0)	$(47.1)

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

A reconciliation between the statutory U.S. federal income tax rate and the effective income tax rate is as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
International operations	(0.8)	(6.4)	(0.5)	(3.6)	(6.3)	(1.7)
State taxes	1.1	(0.1)	—	1.6	(0.7)	(0.1)
Changes in valuation allowance	(8.7)	(2.4)	—	(15.7)	(30.0)	(18.4)
Non-deductible interest	—	—	—	(2.5)	(7.6)	—
Goodwill charge	(20.1)	—	—	—	—	(12.8)
International restructuring	—	—	9.0	—	—	—
Tax impact of bankruptcy	(3.4)	4.7	(40.1)	—	—	—
Non-deductible expense	—	—	—	(2.0)	(1.2)	(0.5)
Worthless stock deduction	—	33.5	—	—	—	—
Other items	0.4	6.4	0.2	0.9	(1.6)	1.1
Effective tax rate	3.5%	70.7%	3.6%	13.7%	(12.4)%	2.6%

The components of deferred tax assets and liabilities were as follows:

	Successor Company
	December 31, 2011	December 31, 2010

Deferred compensation and other employee benefits	$11.1	$10.1
Accounts receivable and other allowances	36.2	40.3
Net operating loss carryforwards	132.2	134.4
Tax credit carryforwards	151.1	180.4
Other accrued items	22.1	17.2
Gross deferred tax assets	352.7	382.4
Valuation allowance	(292.2)	(309.6)
Total net assets	60.5	72.8
Deferred compensation and other employee benefits	49.2	58.6
Deferred promotion	5.1	5.3
Depreciation and amortization	80.0	113.1
Deferred agent commissions	13.6	10.3
Other	10.1	39.8
Total net liabilities	158.0	227.1
Net deferred tax liabilities	$97.5	$154.3

Balance sheet classifications of deferred tax assets and liabilities were as follows:

	Successor Company
	December 31, 2011	December 31, 2010

Prepaid expenses and other current assets	$18.2	$15.1
Other noncurrent assets	0.1	1.2
Other current liabilities	18.3	26.2
Other noncurrent liabilities	97.4	144.4

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

As of December 31, 2011, the Company has U.S. federal net operating loss carryforwards of $252.5, of which $145.6 is attributable to certain separate U.S. subsidiaries, and is subject to severe limitations on usage and which the Company believes will likely expire unused.  Additionally, there are $141.7 of foreign net operating loss carryforwards to reduce the future tax obligation in various foreign countries and $254.3 of state net operating loss carryforwards available to reduce the state obligations of various U.S. companies.  The net operating loss carryforwards have various expiration dates through 2031 with certain jurisdictions having indefinite carryforward periods.  In addition, U.S. foreign tax credit carryforwards of $148.2 and various non-U.S. tax credit carryforwards of $2.9 are available as of December 31, 2011.  U.S. foreign tax credit carryforwards have various expiration dates from 2014 to 2020 and non-U.S. tax credit carryforwards have various expiration dates beginning in 2015.  The Internal Revenue Service places a limitation on utilizing U.S. net operating loss carryforwards, tax credits and certain “built-in losses” or deductions when an ownership change, as defined in the law, occurs.  Most of our U.S. net operating loss and all of our US foreign tax credit carryforwards are subject to these rules, due to multiple ownership changes.

Under U.S. tax rules related to our emergence from bankruptcy and the impact of the cancellation of debt, a significant reduction of our tax basis in assets, U.S. net operating loss carryforwards, U.S. foreign tax credit carryforwards and alternative minimum tax credit carryforwards occurred at June 30, 2010.  Our deferred tax expense for the period February 20 to December 31, 2010 reflected this reduction.

A valuation allowance is recorded on certain deferred tax assets that more likely than not will not be realized.  We recorded a valuation allowance of $292.2 and $309.6 for deferred tax assets existing as of December 31, 2011 and 2010, respectively. These include $148.2 and $175.0 of valuation allowance on all of our U.S. foreign tax credits as of December 31, 2011 and 2010, respectively, and $51.0 and $53.3 for the tax effect of our U.S separate subsidiary net operating loss carryforwards, respectively.  The balance of our valuation allowance relates to certain U.S. federal, foreign and state net operating loss carryforwards and certain deferred temporary differences, which the Company believes more likely than not will not be realized. To the extent we generate income in future years resulting in the realization of deferred tax assets, the tax provision will reflect the reversal of valuation allowance in the statement of operations in accordance with the adoption of ASC 805 by the Company.

As of December 31, 2011, the Company has not provided a deferred tax liability for U.S. income taxes attributed to earnings of our foreign subsidiaries.  Although the amount of available undistributed earnings, aggregating approximately $140.0 as of December 31, 2011, are not considered to be permanently reinvested, the Company’s post-emergence structure and planning is anticipated to maximize its ability to fund its U.S. cash needs through various options, none of which are anticipated to generate a residual U.S. tax on repatriation.  In addition to the aforementioned $140.0 of undistributed earnings, a provision has not been recorded for U.S. income and foreign withholding taxes on any undistributed earnings that the Company intends to permanently reinvest. The determination of the amount of unrecognized deferred tax liability related to such earnings is not practicable.

Accounting for Uncertainty in Income Taxes

The Company has $26.9, $24.4, $20.8 and $31.0 reserve for uncertain income tax positions as of December 31, 2011 and 2010, respectively, and as of February 19, 2010 and December 31, 2009, respectively, which includes an accrual for interest and penalties of $2.7, $2.3, $2.8 and $3.1, respectively.  The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions as part of the income tax (benefit) provision.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $20.8 and $19.2 at December 31, 2011 and 2010, respectively.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Changes in our uncertain income tax positions, excluding the related accrual for interest and penalties, are presented below:

	Successor Company		Predecessor Company
	December 31, 2011	December 31, 2010	February 19, 2010	December 31, 2009

Beginning balance	$22.1	$18.0	$27.9	$24.5
Additions for prior year tax positions	0.1	1.8	—	3.6
Additions for current year tax positions	3.0	4.2	0.3	3.3
Reductions for prior year tax positions	(0.8)	(0.1)	(10.2)	—
Settlements	—	(1.8)	—	(0.1)
Lapses in statute of limitations	(0.2)	—	—	(3.4)
Ending balance	$24.2	$22.1	$18.0	$27.9

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will decrease by approximately $5.0 to $9.0 within the next twelve months. This decrease may result from the potential resolution of certain tax controversies and the expiration of statutes of limitation.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, along with multiple state and foreign jurisdictions. The significant foreign jurisdictions include Brazil, Canada, France, Germany, Russia and Australia.  With a few exceptions, we are no longer subject to U.S. federal or state and local income tax examinations for the years prior to June 30, 2008.  In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from three to six years.

Note 9                                                             Discontinued Operations and Assets Held for Sale

During the year ended December 31, 2011, the Company committed to a plan to sell Allrecipes.com, LED and Weekly Reader. We met the criteria under ASC 360 to classify these businesses as held for sale.  There is no expectation of continuing cash flows or involvement in the operations after they are sold.  See Note 28, Subsequent Events, for further information regarding the sale of Allrecipes.com and Weekly Reader.

In January 2011, we sold our French facility for $8.3, and recognized a gain on the sale of $1.1.  This asset was classified in assets held for sale in our December 31, 2010 consolidated balance sheet.

In January 2010, we sold CompassLearning, Inc. (“CompassLearning”), for a purchase price of $30.8.  We recognized a gain on the sale, net of taxes, of $0.1 and $30.8 for the periods February 20 to December 31, 2010 and January 1 to February 19, 2010, respectively.

During fiscal 2009, we sold Taste of Home Entertaining, Inc. (“TOHE”); Quality Service Programs, Inc. (“QSP”); the principal operating assets of Books Are Fun, Ltd. (“BAF”); and Gareth Stevens.  In the fourth quarter of fiscal 2009, we also exited our Direct Holdings business in Europe and World Almanac Education Library Services (“WAELS”), our library services business, and closed our business in Turkey.  As of June 30, 2009, all activities had ceased in these businesses.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The TOHE transaction closed on July 23, 2008.  Consideration for such sale was a four year $1.0 subordinated note, plus interest which was fully reserved, and an earnout based upon the year-four operating profits generated by the TOHE business.  In July 2009, this note was cancelled in lieu of a one time payment of $0.3.  The QSP transaction closed on August 22, 2008, for a purchase price of $110.0, paid at closing.  The BAF transaction closed on December 19, 2008 and included the sale of intellectual property and product inventory in exchange for a $16.8 promissory note (“BAF Note”).  As of December 31, 2010, the BAF Note was paid and satisfied in full.  The Gareth Stevens transaction closed on June 23, 2009 and included the sale of product inventory, marketing materials, and intellectual property for consideration of $1.6, which was paid at closing.

Businesses recorded as part of our 2011 discontinued operations were previously separate reportable segments. The CompassLearning, QSP, Gareth Stevens and WAELS discontinued operations were part our Schools and Educational Services reportable segment (which was renamed “Other” subsequent to the exit of these businesses).  The TOHE discontinued operations was part of our North America reportable segment.  The Direct Holdings Europe and Turkey discontinued operations were part of the Europe reportable segment.

These businesses qualified as discontinued operations under ASC 360.  We reported the results of operations and consolidated financial position of these businesses in discontinued operations within the consolidated statement of operations, consolidated balance sheets and consolidated statements of cash flows for all periods presented.

(Loss) income from discontinued operations, net of taxes, was as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Revenue	$132.9	$201.0	$47.3	$201.3	$213.4	$363.9
(Loss) income from discontinued operations before income taxes	(61.3)	(5.8)	113.0	12.7	(96.5)	(176.8)
Income tax benefit (expense) on discontinued operations	12.3	0.5	9.3	(9.4)	1.2	3.8
Loss (income) from discontinued operations, net of taxes, before gain on sales and curtailments	(49.0)	(5.3)	122.3	3.3	(95.3)	(173.0)
Gain (loss) on sale of divested business, net of taxes	—	0.1	30.8	—	(6.9)	(18.9)
Curtailment of pension and postretirement benefits (a)	—	—	—	—	11.2	11.2
(Loss) income from discontinued operations, net of taxes	$(49.0)	$(5.2)	$153.1	$3.3	$(91.0)	$(180.7)

(a)              During fiscal 2009, accumulated other comprehensive gain of $11.2 was attributable to the curtailment of pension and postretirement benefits related to the sale of QSP.  The gain was removed from accumulated other comprehensive income (loss) upon the disposition of QSP and reflected in (loss) income from discontinued operations, net of taxes.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Gain (loss) on the sales of divested businesses, net of taxes were as follows:

	Successor Company	Predecessor Company
	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2008	Year ended June 30, 2009
			(unaudited)
Sales price	$—	$30.8	$126.8	$128.4
Less: cash on hand	—	—	(1.9)	(1.9)
Net sales price	—	30.8	124.9	126.5
Net tangible assets	—	(3.0)	97.6	110.1
Associated intangible assets	—	0.6	45.1	45.6
Transaction costs	(0.1)	2.4	4.3	4.8
Gain (loss) on sales of divested businesses, before taxes	0.1	30.8	(22.1)	(34.0)
Income tax benefit	—	—	(15.2)	(15.1)
Gain (loss) on sales of divested businesses, net of taxes	$0.1	$30.8	$(6.9)	$(18.9)

The tax expense or benefit resulting from the sales was offset by the reversal or creation of valuation allowances recorded on CompassLearning and Gareth Stevens net operating loss carryforwards.

The carrying amounts of major classes of assets and liabilities included in assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheets were as follows:

	Successor Company
	December 31, 2011	December 31, 2010

Assets held for sale
Accounts receivable, net	$24.5	$41.2
Inventories	5.6	8.7
Other current assets	7.3	10.7
Other non-current assets	3.6	11.9
Goodwill and other intangible assets, net	91.7	115.1
Total assets held for sale	$132.7	$187.6
Liabilities held for sale
Accounts payable	$9.1	$14.2
Accrued expenses	6.9	12.8
Deferred revenue	3.4	2.7
Other current liabilities	2.0	2.8
Other non-current liabilities	1.5	1.7
Total liabilities held for sale	$22.9	$34.2

Note 10                                                      Accounts Receivable, Net

The components of accounts receivable, net were as follows:

	Successor Company
	December 31, 2011	December 31, 2010
Gross trade accounts receivable	$328.8	$363.3
Reserve for returns	(63.0)	(67.1)
Reserve for bad debts and allowances	(82.0)	(100.2)
Total accounts receivable, net	$183.8	$196.0

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 11                                                      Inventories

The components of inventories were as follows:

	Successor Company
	December 31, 2011	December 31, 2010
Raw materials	$2.0	$1.8
Work-in-progress	2.9	4.1
Finished goods	58.9	47.9
Total inventories	$63.8	$53.8

Note 12                                                      Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows:

	Successor Company
	December 31, 2011	December 31, 2010
Notes and other receivables	$26.5	$32.9
Taxes receivable	7.6	10.1
Deferred taxes	18.2	15.1
Agent commissions	23.4	20.5
Expense of subsequent issues	8.3	11.8
Royalty advances	3.4	3.0
Other	15.7	19.6
Total prepaid expenses and other current assets	$103.1	$113.0

Note 13                                                      Property and Equipment, Net

The components of property and equipment, net were as follows:

	Successor Company
	December 31, 2011	December 31, 2010
Land	$1.2	$1.2
Buildings and building improvements	6.3	7.2
Furniture, fixtures and equipment	19.4	18.6
Software for internal use	30.7	20.8
Leasehold improvements	14.8	14.2
Other	1.1	5.0
Subtotal	73.5	67.0
Accumulated depreciation and amortization	(21.5)	(11.9)
Total property and equipment, net	$52.0	$55.1

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Depreciation and amortization expense related to property and equipment was $12.2 for the year ended December 31, 2011; $11.9 and $2.7 for the periods February 20 to December 31, 2010 and January 1 to February 19, 2010, respectively; $7.7 and $6.5 for the six months ended December 31, 2009 and 2008, respectively; and $12.9 for the year ended June 30, 2009.

Note 14                                                      Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment were as follows.  See Note 4, Impairment of Assets, for further information.

	Successor Company
	North America	Europe	APLA	Total
Balance at December 31, 2010	$279.8	$260.9	$44.7	$585.4
Acquisition	1.2	—	—	1.2
Goodwill impairment	—	(178.8)	(26.6)	(205.4)
Currency translation adjustment	(0.9)	10.3	0.1	9.5
Balance at December 31, 2011	$280.1	$92.4	$18.2	$390.7

The major categories of other intangible assets, net of impairments, were as follows.  See Note 4, Impairment of Assets, for further information.

	Successor Company
	December 31, 2011		December 31, 2010
	Gross	Net	Gross	Net
Other intangible assets with indefinite lives
Reader’s Digest tradenames and other tradenames	$168.6	$168.6	$221.8	$221.8
Other intangible assets with finite lives
Tradenames	10.1	6.9	10.1	8.7
Customer, subscriber and advertiser relationships	118.7	64.0	128.7	101.8
Customer databases	74.4	46.4	77.2	63.9
Licensing agreements and technical support agreements	12.0	10.2	12.0	11.2
Technology	2.1	1.3	2.1	1.7
Owned and licensed music and video	16.5	10.0	17.3	14.2
Total other intangible assets	$402.4	$307.4	$469.2	$423.3

Amortization related to other intangible assets with finite lives amounted to $54.5 for the year ended December 31, 2011; $45.0 and $4.0 for the periods February 20 to December 31, 2010 and January 1 to February 19, 2010, respectively; $14.3 and $24.8 for the six months ended December 31, 2009 and 2008, respectively; and $45.4 for the year ended June 30, 2009.

Estimated amortization expense for other intangible assets with finite lives is as follows:

	Year ended December 31,
	2012	2013	2014	2015	2016
Estimated amortization expense for other intangible assets with finite lives	$46.3	$41.1	$29.6	$9.3	$5.7

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 15                                                      Accrued Expenses

The components of accrued expenses were as follows:

	Successor Company
	December 31, 2011	December 31, 2010
Compensation and other employee benefits	$22.5	$27.9
Royalties and copyrights payable	8.6	10.0
Taxes, other than income taxes	1.9	5.5
Accrued interest	7.6	6.4
Restructuring accrual (see Note 5)	33.5	17.2
Other, principally operating expenses	59.7	55.9
Total accrued expenses	$133.8	$122.9

Note 16                                                      Debt

The components of debt were as follows:

	Interest		Successor Company
	Rate	Maturity	December 31, 2011	December 31, 2010
Senior Credit Facility	6.0%	February 2013	$35.0	$—
2011 Secured Term Loan	7.0%	November 2013	45.0	—
Senior Secured Notes	9.5%	February 2017	525.0	525.0
2011 Unsecured Term Loan	11.0%	May 2014	10.0	—
Discount on Senior Secured Notes			(12.5)	(14.3)
Discount on 2011 Secured Term Loan			(1.5)	—
Discount on 2011 Unsecured Term Loan			(2.6)	—
Fair Value of Embedded Derivative			5.4	—
Long-term debt			$603.8	$510.7

Interest Expense

Interest expense, primarily attributable to our outstanding debt, was $60.2 for the year ended December 31, 2011, $53.8 for the period February 20 to December 31, 2010 and $8.8 for the period January 1 to February 19, 2010, including the amortization of deferred financing fees and bond discount of $4.8, $7.8 and $3.8, respectively.  The weighted average interest rates on our borrowings for the year ended December 31, 2011, the period February 20 to December 31, 2010 and the period January 1 to February 19, 2010, were 9.3%, 9.5% and 10.8%, respectively.

Interest expense attributable to our outstanding debt for the six months ended December 31, 2009 and 2008 was $37.9 and $80.6, respectively, including the amortization of deferred financing fees of $7.9 and $4.2, respectively.  The weighted average interest rates on our borrowings for the six months ended December 31, 2009 and 2008 were 9.5% and 6.8%, respectively.

The interest expense attributable to our outstanding debt for the year ended June 30, 2009 was $154.2, including amortization of deferred financing fees of $8.5.  The weighted average interest rate on our borrowings for the year ended June 30, 2009 was 6.4%.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Since the Petition Date, we recorded post-petition interest on pre-petition obligations only to the extent that we believed the interest would have been paid during the chapter 11 proceedings or that it was probable that the interest would have been an allowed claim. Had we recorded interest based on all of our pre-petition contractual obligations, interest expense would have increased by $18.1 and $46.8 during the period January 1 to February 19, 2010 and six months ended December 31, 2009, respectively, including amortization of debt costs of $3.8 and $8.0, respectively.

In addition, we had interest expense related to our preferred stock liability in the Predecessor Company.  See Note 18, Preferred Stock, for further information.

2011 Credit Facilities

On August 12, 2011, the Company entered into a term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (defined therein); and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $45.0 secured term loan (“2011 Secured Term Loan”).  The 2011 Secured Term Loan matures in November 2013 and bears interest at the rate of 7.0% per annum.

The 2011 Secured Term Loan is fully and unconditionally guaranteed on a first priority secured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The obligations and guaranty under the 2011 Secured Term Loan are secured by a first priority security interest in the same collateral that secures our Senior Credit Facility and Senior Secured Notes.  The 2011 Secured Term Loan, the Senior Credit Facility and the Senior Secured Notes rank pari passu with each other under the documentation governing the collateral that secures those facilities and the notes; however, the 2011 Secured Term Loan and the Senior Credit Facility constitute “Priority Payment Lien Obligations” under that documentation and enjoy priority (“first out”) treatment with respect to post-default dispositions and realizations of collateral thereunder.

The 2011 Secured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales.  In the event of any optional and mandatory prepayments after an initial grace period, we will be required to pay a prepayment premium as set forth in the 2011 Secured Term Loan.

Also on August 12, 2011, the Company entered into an unsecured term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (defined therein) and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $10.0 unsecured term loan (“2011 Unsecured Term Loan” and, together with the 2011 Secured Term Loan, “2011 Credit Facilities”).  The 2011 Unsecured Term Loan matures in May 2014 and bears interest at the rate of 11.0% per annum.

The 2011 Unsecured Term Loan is fully and unconditionally guaranteed, on an unsecured basis jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.

The 2011 Unsecured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales.  In the event of any optional and mandatory prepayments after an initial grace period, we will be required to pay a prepayment premium as set forth in the 2011 Unsecured Term Loan.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The mandatory prepayments described above may be triggered by events or circumstances that are not considered clearly and closely related to the Credit Facilities and, as such, represent embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). We have assessed the fair value of the embedded derivatives and bifurcated their value from the original loan proceeds.  The fair value was determined under Level 3 of the fair value hierarchy based on the present value of the expected prepayment premium, combined with the probability each event or circumstance will occur. The Company concluded the fair value of the embedded derivatives was $1.5 and $5.4 for the 2011 Secured Term Loan, at the date of issuance and at December 31, 2011, respectively.  Changes in the fair value of the embedded derivatives are recorded as other expense (income), net in our consolidated statements of operations.

The 2011 Credit Facilities contain substantially the same covenants and limitations as our Senior Credit Facility, including a financial covenant; however, the covenants in the 2011 Credit Facilities are in certain cases more restrictive than those in the Senior Credit Facility. In addition, the 2011 Credit Facilities limit our ability to modify or amend our Senior Credit Facility, if such modification or amendment is materially adverse to the interests of the lenders under the 2011 Credit Facilities; and the 2011 Secured Term Loan restricts our ability to replace or refinance the Senior Credit Facility prior to repaying the 2011 Secured Term Loan in full.

In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the 2011 Unsecured Term Loan.  See Note 22, Common Stock Warrants, for further information.

The Company borrowed the full amount of the 2011 Credit Facilities in August 2011.  The proceeds of the 2011 Credit Facilities were used for working capital and general corporate purposes.

Luxor Capital Group and Point Lobos Capital and their affiliated funds are considered related parties due to their equity interest in the Company.  See Note 24, Related Party Transactions, for further information.

The 2011 Secured Term Loan was repaid on March 6, 2012. See Note 28, Subsequent Events, for further information.

On March 16, 2012, the Company obtained a waiver for the financial covenant test as of December 31, 2011, within the 2011 Unsecured Term Loan.  See Note 28, Subsequent Events, for further information.

On March 27, 2012, we amended the senior secured leverage ratio requirements within the 2011 Unsecured Term Loan. See Note 28, Subsequent Events, for further information.

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

The Indenture, among other things, limits our ability and the ability of our restricted subsidiaries to (i) incur, assume or guarantee additional indebtedness; (ii) issue redeemable stock and preferred stock; (iii) pay dividends or make distributions or redeem or repurchase capital stock; (iv) prepay, redeem or repurchase certain debt; (v) make loans and investments; (vi) incur liens; (vii) restrict dividends, loans or asset transfers from our subsidiaries; (viii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (ix) consolidate or merge with or into, or sell substantially all of our assets to, another person; (x) enter into transactions with affiliates; and (xi) enter into new lines of business.  We were in compliance with our Indenture at December 31, 2011.

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

As of December 31, 2011, there were borrowings of $35.0 under the Senior Credit Facility.  The Senior Credit Facility is fully and unconditionally guaranteed on a first priority secured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The obligations and guaranty under the Senior Credit Facility are secured by a first priority security interest in the same collateral that secures the Senior Secured Notes.

The Senior Credit Facility contains substantially the same covenants and limitations as the Senior Secured Notes.  In addition, there is a financial covenant that limits our maximum allowed leverage ratio.

The Secured Credit Facility was repaid on March 6, 2012. See Note 28, Subsequent Events, for further information.

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

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

On May 11, 2011, we entered into an amendment to the Senior Credit Facility with the Administration Agent and the Lenders under which the Lenders unanimously waived the event of default arising from the Board Change.  The Senior Credit Facility was modified by, among other things, the following items:

•                  the financial covenant contained in the Senior Credit Facility (which requires that we maintain a specified senior secured debt ratio that decreases quarter to quarter) was modified;

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

Letters of Credit

There were $11.5 and $18.6 in standby letters of credit as of December 31, 2011 and 2010, respectively, against the $25.0 letter of credit sub-facility of the Senior Credit Facility, which were serving as security, primarily related to real estate leases entered into by RDA, Direct Holdings, and Allrecipes.com, Inc.; and as security for surety bonds related to sweepstakes promotions and customs duties.

Fair Values

Based on market prices at December 31, 2011, the fair value of our $525.0 Senior Secured Notes was approximately $388.5.  Based on market prices at December 31, 2010, the fair value of our $525.0 Senior Secured Notes was approximately $519.8.  There has been very limited trading activity on our Senior Credit Facility.  We estimated that the fair value of our Senior Credit Facility at December 31, 2011 was approximately $33.0.  There were no borrowings outstanding under the Senior Credit Facility at December 31, 2010.

We estimated the fair values of our 2011 Secured Term Loan and 2011 Unsecured Term Loan to be approximately $40.7 and $8.8, respectively, at December 31, 2011.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The Senior Secured Notes are fair valued based on Level 2 of the fair value hierarchy, based on quoted prices for our Senior Secured Notes in markets which are not active.  The Senior Credit Facility, 2011 Secured Term Loan and 2011 Unsecured Term Loan are fair valued based on Level 3 of the fair value hierarchy.  There has been no trading activity on the 2011 Credit Facilities.

Note 17                  Other Noncurrent Liabilities

The components of other noncurrent liabilities were as follows:

	Successor Company
	December 31, 2011	December 31, 2010
Deferred tax liabilities	$97.4	$144.4
Other, principally operating liabilities	56.7	53.4
Total other noncurrent liabilities	$154.1	$197.8

Note 18                  Preferred Stock

On March 2, 2007, the Company issued 274,000 shares of Series A preferred stock with a $1,000 liquidation preference per share to investors for cash proceeds of $274.0.  In a separate issuance, the Company also issued 200,000 shares of Series B preferred stock with a $100 liquidation preference per share to WRC Media’s existing stockholders for proceeds of $20.0.  The Series A and Series B preferred stock paid a cumulative preferred dividend at the rate of 13.5% per annum and 6.0% per annum, respectively.  The preferred stock was cancelled upon emergence from bankruptcy.  See Note 2, Reorganization and Emergence from Chapter 11, for further information.

The Company recorded interest expense for the six months ended December 31, 2009 and 2008 of $7.9 and $23.3, respectively, including the amortization of deferred financing fees of $0.1 and $0.2, respectively. Upon our filing for bankruptcy, we did not recognize interest expense for our preferred stock.

The interest expense for the year ended June 30, 2009 was $48.1, including amortization of deferred financing fees of $0.4.

Note 19                  Financial Instruments

Risk Management and Objectives

The functional currency for our foreign operations is the local currency.  In the normal course of business, substantially all of the transactions of our foreign operations occur in the local currency.  We may choose to purchase forward contracts to minimize the effect of fluctuating currencies on specifically identifiable transactions.  We did not have any such transactions in the year ended December 31, 2011 and in the periods February 20 to December 31, 2010 and January 1 to February 19, 2010.  These transactions were minimal for the six months ended December 31, 2009 and 2008 and year ended June 30, 2009.

As a matter of policy, we do not speculate in financial markets and, therefore, we do not hold financial instruments for trading purposes.  We continually monitor foreign currency risk and our use of derivative instruments.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Derivative Instruments

Aside from the embedded derivative discussed in Note 16, Debt, there were no derivatives outstanding at December 31, 2011 and 2010.  As of June 30, 2009, we had interest rate swap agreements with a notional value totaling $750.0 and a carrying loss of $19.4, involving the exchange of floating-for fixed-rate interest payments, to reduce interest rate volatility and to comply with the interest rate hedging provisions of our 2007 Credit Facility.  During the fourth quarter in fiscal 2009, we evaluated the likelihood of continuing to fulfill our interest obligation for the full term of our 2007 Credit Agreement, and determined the cash flows of our interest swaps would likely not match the cash flows of our interest payments on our debt.  As a result, we concluded these derivative instruments were ineffective as cash flow hedges of our interest payments.  We consequently recognized the full loss of $19.4 and related tax benefit of $7.3 of these instruments in our consolidated statement of operations for the year ended June 30, 2009.  Our obligations under the swap agreements were secured by the same guarantees and the same pledges of assets as our obligations under the 2007 Credit Facility.  On the Petition Date, we were informed by our counterparties under the interest rate swap agreements that, as a result of the filing of the chapter 11 Cases, the interest rate swap agreements were being terminated.  The counterparties were treated as secured lenders and their claims were satisfied as described in the Plan of Reorganization upon emergence.

Note 20                  Commitments and Contingencies

General Litigation

From time to time, we are involved in a variety of claims, lawsuits, investigations and proceedings that arise in the ordinary course of business.

As previously disclosed, on April 19, 2010, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand requesting the production of documents and information, regarding the marketing of the Ab Circle Pro fitness product, to Direct Entertainment Media Group, Inc. (“DEMG”), a subsidiary of The Reader’s Digest Association, Inc., as well as certain third parties involved in the manufacture and promotion of the product.  DEMG provided its initial responses by August 23, 2010 and had not heard from the FTC until June 2011, at which time the FTC indicated it would seek authority to enter into consent negotiations with DEMG regarding the terms of a Consent Order.  On October 5, 2011, the FTC indicated that it had received authority from the Bureau of Consumer Protection to enter into consent negotiations.  The FTC also indicated that its proposed Consent Order would include The Readers Digest Association, Inc. and Direct Holdings Americas, Inc. as parties to the settlement and injunctive relief regulating certain marketing activities in the future, and that it would seek restitution.  We are currently in consent negotiations with the FTC and both parties are working toward reaching a mutually agreeable settlement.  However, if we are unsuccessful in reaching a mutually agreeable settlement with the FTC, the matter will result in litigation.  If litigation results, we intend to vigorously defend our position; however, we cannot predict the outcome or the timing of litigation.  If a settlement is reached, we expect it to occur in the second quarter of 2012.  Although the Company believes that the amounts reserved are adequate based on currently available information, the estimation process involves a considerable amount of judgment by management and ultimate amounts could vary materially.  During the fourth quarter of 2011, the reserve was increased to reflect the ongoing negotiations. Either a settlement with the FTC or litigation over the matter could have a material impact on our financial condition and liquidity.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

On December 30, 2011, the Polish Office for the Protection of Consumers and Competition (“UOKiK”) issued a decision in its consumer protection proceeding against Reader’s Digest Przeglad Sp. z o.o. (Reader’s Digest Poland, “RDP”).  UOKiK’s takes the position that RDP’s sweepstakes-based direct mail marketing model makes use of practices which may mislead consumers and/or fail to provide clear and complete information on the details of the distance-selling contracts executed between RDP and the consumers.  The decision requires RDP to (i) pay a fine of approximately $1.3, (ii) announce the decision on its website and in two national papers and (iii) change certain of its promotional materials.  RDP filed an appeal on January 16, 2012, with the consumer protection/competition court, and UOKiK’s decision is not binding prior to the consumer protection/competition court’s ruling on appeal.  A ruling by the appellate court is expected in six to twelve months.  Although we cannot predict the final outcome of this matter, based on the information presently available to us, management does not believe that the ultimate resolution of this investigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In August 2011, an adverse decision against the Company was rendered in the Brazilian Federal Court of Appeals that overturned a favorable decision in the lower court rendered in 2007 in which the Company challenged the constitutionality of a 2004 law change in the method of determining the tax base and the applicable tax rate used to assess local operating taxes related to certain federal social contribution programs.  The Court of Appeals ruled unfavorably on the issue of constitutionality of the tax rate, but did not address the tax base, and specifically the Company’s ability to claim certain offsets in the form of credits against the tax.  The Company asked the Court of Appeals to clarify its ruling in respect of the tax base and in February 2012, the Court of Appeals issued an adverse ruling which prevents the Company from claiming the aforementioned tax credits.  The Company intends to appeal the decision to the Superior Court of Brazil, and together with local counsel, believes it is possible that it will ultimately prevail in this litigation.  Further, the Company believes that administratively the best course of action is to pay the tax under protest while it appeals the decision, and therefore has recorded a liability of approximately $4.7 as of December 31, 2011.

Lease Obligations

We occupy certain facilities under lease arrangements and lease certain equipment, certain of which contain renewal options.  Rental expense and sublease income were as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Rental expense	$20.5	$21.2	$3.3	$12.9	$13.3	$26.7
Sublease income	(0.4)	(0.2)	—	(3.1)	(2.1)	(5.4)
Net rental expense	$20.1	$21.0	$3.3	$9.8	$11.2	$21.3

Future minimum rental commitments, net of sublease income, for non-cancellable operating leases for the next five years and thereafter (extending to 2024) are as follows:

Years ending December 31,	Minimum Rental Payments	Minimum Sublease Income	Net
2012	$18.4	$0.3	$18.1
2013	17.0	0.3	16.7
2014	14.9	0.2	14.7
2015	13.1	0.1	13.0
2016	11.6	—	11.6
Later years	68.8	—	68.8

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 21                  Equity-Based Compensation

Successor Company

In April 2010, the Board approved the RDA Holding Co. 2010 Equity Incentive Plan (“2010 Plan”).  Under the 2010 Plan, the Board may grant to eligible directors, employees and consultants, stock options, stock appreciation rights, restricted stock awards (“RSAs”), RSUs and other equity-based or equity related awards in RDA Holding Co. that the Board determines are consistent with the purpose of the 2010 Plan and our best interests.  The Board may grant up to a maximum of 2.4 million shares under the 2010 Plan, net of forfeitures and expirations.

In general, granted stock options vest over three years, have ten year contractual terms and are exercisable as the options vest in three equal installments, on each of the first three anniversaries of the grant date, provided that the participant is then employed by the Company or one of its subsidiaries on each vesting date.  Stock options granted under the 2010 Plan immediately become vested upon a change in control, provided that the participant is continuously employed by the Company until the date of such change in control.

In general, for employees, RSUs granted in 2011 vest in three equal installments on each of the first three anniversaries of the grant date, and are delivered on the earlier of a change in control, a termination or 50.0% in 2013 and the remainder, simultaneously with vesting, on the applicable vesting date, thereafter.  For RSUs granted in 2012, shares underlying vested RSUs will be delivered on the earlier of a change in control, a termination or in each of the calendar years 2013, 2014, 2015 at such date as the Company determines.  RSUs issued to our independent directors generally vest on the first anniversary of the grant date.  RSUs granted under the 2010 Plan immediately become vested upon a change in control, provided that the participant is continuously employed by the Company until the date of such change in control.

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

Subsequent to the accelerated vesting, we offered employees with fully vested RSUs the option to withhold for taxes at a rate in excess of the statutory minimum.  Under ASC 718, if an amount in excess of the minimum statutory requirement is withheld, or may be withheld at the employee’s discretion, the entire award shall be classified and accounted for as a liability.  As a result, nonvested RSU awards to employee participants are accounted for as liability instruments.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

In connection with the Successor Company grant of stock-based compensation awards, we perform a valuation of our common stock equity.  Our valuation analysis consists of a combination of the income and market comparable approach, discounted for lack of marketability based on an options pricing method proposed by John Finnerty (“Finnerty Model”).  We also consider, but have not used, the market transaction approach due to the lack of relevant transactions.  The income approach utilizes cash flows based on our long-term outlook through the valuation date.  Terminal value was calculated using a modified Gordon growth formula.  Market multiples of peer companies were calculated and utilized in application of a market comparable approach.  We applied multiple ranges for revenue and EBITDA.  The table below sets forth the key assumptions utilized in the valuation of our common stock equity.

	Successor Company
	Valuation Date
	December 31, 2011	September 30, 2011	August 15, 2011	April 18, 2011	October 1, 2010	March 31, 2010
Income approach
Discount rate	16.0%	16.0%	15.0%	13.0%	13.0%	13.0%
Perpetual growth rate	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%
Market comparable approach
EBITDA market multiples	5.50 to 6.00	4.50 to 5.00	5.00 to 5.50	6.00 to 7.00	5.50 to 6.50	5.50 to 6.50
Revenue market multiples	0.50 to 0.55	0.40 to 0.45	0.40 to 0.45	0.50 to 0.55	0.45 to 0.50	0.45 to 0.50
Finnerty model
Discount for lack of marketability	20.0%	20.0%	20.0%	15.0%	21.0%	23.0%
Volatility (a)	50.0%	70.0%	65.0%	45.0%	70.0%	75.0%
Risk-free rate (b)	0.3%	0.3%	0.2%	0.7%	0.5%	1.0%
Dividend yield (c)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Estimated fair value of our common stock	$11.64	$6.45	$7.68	$22.80	$19.10	$17.42

(a)          Volatility is calculated based on comparable public company volatilities.

(b)         Risk-free rate is calculated based on U.S. Treasury zero-coupon security yields.

(c)          Dividend yield is based on our historical and expected dividends.

A summary of stock option activity under the 2010 Plan was as follows:

	Successor Company
	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Options
Outstanding at February 20, 2010	—	$—
Granted	1,325	17.44
Forfeited or expired	(21)	17.42
Outstanding at December 31, 2010	1,304	17.44
Granted	474	41.67
Forfeited or expired	(429)	42.92
Exercised	(532)	17.42
Outstanding at December 31, 2011	817	$27.09	8.6
Vested or expected to vest at December 31, 2011	817
Exercisable at December 31, 2011	756	$17.73	8.5

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The weighted average fair value of options granted during the year ended December 31, 2011 and the period February 20 to December 31, 2010 was $2.42 and $8.86, respectively.

The fair value of each stock option award is estimated on the grant date using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  As there is no publicly traded market for RDA Holding Co.’s stock, the expected volatility was based on the average volatility of historical closing stock prices of comparable companies over the expected term of the option.  The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected term of options granted is based upon management’s estimate for the period of time for which options are expected to be outstanding.  We have no historical stock option exercise experience and have estimated the expected term of options using the vesting period of the options, and the mid-point between the vesting date and the end of the contractual term.

The fair value of each RSU award is estimated on the grant date based on a valuation of our common stock equity.

The assumptions used in the Black-Scholes option valuation model were as follows:

Successor Company
	Year ended December 31, 2011	February 20 to December 31, 2010
Assumptions
Expected volatility	38.78% - 52.99%	52.16% - 52.88%
Expected term (years)	2 - 6	6
Risk-free interest rate	0.47% - 2.40%	1.55% - 2.73%
Expected dividend yield	0.00%	0.00%

A summary of RSUs activity under the 2010 Plan was as follows:

	Successor Company
	RSUs
	Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at February 20, 2010	—	$—
Granted	734	17.47
Vested	(116)	—
Forfeited	(31)	17.42
Nonvested at December 31, 2010	587	17.46
Granted	123	17.29
Vested	(506)	17.62
Forfeited	(150)	14.93
Nonvested at December 31, 2011	54	$22.80

For the year ended December 31, 2011, we recognized stock-based compensation expense of $16.9, which consisted of $12.4, net of forfeitures, specifically for the accelerated vesting; along with $3.0 for normal course vesting and $1.5 for the quarterly mark-to-market on liability-classified RSUs.  We recognized a related income tax benefit of $4.2 for stock options and RSUs.  For the periods February 20 to December 31, 2010 and January 1 to February 19, 2010, we recognized stock-based compensation expense of $7.7 and $0.2, respectively.

Total unrecognized compensation expense related to stock options and RSUs was $1.3, which will be recognized over a weighted average period of 2 years on a straight-line basis over the requisite service period for each separately vesting portion of the awards.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Predecessor Company

In July 2007, upon the recommendation of the Predecessor Company’s Compensation Committee, the Predecessor Board of Directors approved the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan (“2007 Plan”).  Under the 2007 Plan, the Predecessor Company could have granted a maximum of 5.6 million shares under the 2007 Plan, net of forfeitures and expirations.

Upon the Effective Date, by operation of the Plan of Reorganization, all of the existing common stock of the Predecessor Company was extinguished and deemed cancelled and, in connection with the cancellation of the Predecessor Company’s common stock, any and all equity awards granted under the 2007 Plan in effect prior to the Effective Date became null and void as of the Effective Date.  In addition, due to the chapter 11 Filings, the unrecognized stock-based compensation expense related the 2007 Plan as of February 19, 2010 was not recognized.

There were no stock options, RSAs or RSUs granted in the period January 1 to February 19, 2010.  During the six months ended December 31, 2009, 0.7 million stock options, 0.1 million RSAs and 0.1 million RSUs were granted to certain directors, employees and consultants of our Company, respectively.  The weighted average fair value of options granted during the six months ended December 31, 2009 was zero.

In general, granted stock options vest over four years, had ten year contractual terms and were exercisable upon the occurrence of certain liquidity events, as defined in the 2007 Plan.  The weighted average exercise price of all stock options granted was $9.99.  The weighted average grant date fair value of RSAs granted during the six months ended December 31, 2009 and 2008 was zero and $9.98, respectively.  The weighted average grant date fair value of RSAs granted during the year ended June 30, 2009 was $3.00.  The weighted average grant date fair value of RSUs granted during the six months ended December 31, 2009 was zero and for the six months ended December 31, 2008 was $9.98.  The weighted average grant date fair value of RSUs granted during the year ended June 30, 2009 were $3.08, respectively.  In general, 50% of granted RSAs and RSUs become vested upon the occurrence of a liquidity event, as defined, and the other 50% upon the first anniversary of the occurrence of a liquidity event.

For purposes of calculating the fair value of stock options, by evaluating and estimating the Company’s common stock at each grant date.  There is no public market for the Company’s common stock and, as such, we evaluated the best evidence to estimate the common stock’s fair value.  In March of 2007, we completed the Acquisition Transaction, Direct Holdings Stock Acquisition and the WRC Merger.  These transactions included arm’s-length transactions with unrelated parties for issuances of common stock with a value of $10.00 per share.  We considered these to be current transactions between willing parties and the best evidence of fair value for stock awards granted during fiscal 2008.  There were no significant changes to the Company, its industry or its long-term outlook that we concluded would impact our estimated stock price through fiscal 2008.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

In early fiscal 2009, since there were no recent transactions on which to base a determination of the fair value of stock awards, we completed a valuation of our common stock equity.  The valuation resulted in an estimated fair value of our common stock of $9.95.  Our valuation analysis consisted of a combination of the income, market comparable and market transaction approaches, discounted for lack of marketability.  The income approach utilized a discount rate of 10.0% and cash flows based on most recent available long-term projections.  Terminal value was calculated using a modified Gordon growth formula, assuming a perpetual growth rate of 2.0% and discount rate of 10.0%.  Market multiples of peer companies were calculated and utilized in application of a market comparable approach.  An EBITDA multiple range of 8.0 to 9.0 was applied, and a revenue multiple range of 0.8 to 1.0 was applied.  Multiples from a series of transactions dating from June of 2006 to March of 2008 were calculated and utilized in application of a market transaction approach.  An EBITDA multiple range of 11.0 to 12.0 was applied, and a revenue multiple range of 1.0 to 1.2 was applied.  We applied a 26.0% discount for lack of marketability to the valuations based on the Finnerty Model.  We assumed a two year holding period, volatility of 55.0% based on comparable public company volatilities, a risk-free rate of 2.0% based on U.S. treasury zero-coupon security yields, and a dividend yield of zero based on our historical and expected dividends.

In the second half of fiscal 2009, we revised our projections to reflect what we then considered a permanent change in our long-term view of future cash flows as a result of adverse trends in the economic environment.  These changes, combined with our worsening short-term liquidity position and declines in market multiples, resulted in a valuation in the third fiscal quarter that was significantly lower than our outstanding debt.  Consequently, we assumed a common stock value of zero related to options granted beginning in the third fiscal quarter of 2009.

As noted above, the estimated market value of our common stock has been assumed to be zero for the six months ended December 31, 2009.  The assumptions used were as follows:

	Predecessor Company
	Six months ended December 31, 2008	Year ended June 30, 2009
	(unaudited)
Assumptions
Expected volatility	40.66%	40.66% - 46.79%
Expected term (years)	6	6
Risk-free interest rate	2.68%	1.88% - 2.68%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity under the 2007 Plan was as follows:

	Predecessor Company
	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Options
Outstanding at June 30, 2008	2,991	$10.00
Granted	1,093	9.97
Forfeited	(185)	10.00
Outstanding at June 30, 2009	3,899	9.99	8.5
Granted	135	9.95
Forfeited	(74)	9.97
Outstanding at December 31, 2009	3,960	9.99	8.1
Cancellation due to Plan of Reorganization	(3,960)	(9.99)
Outstanding at February 19, 2010	—	$—	—

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The weighted average fair value of options granted during the six months ended December 31, 2009 and 2008 was zero and $4.31, respectively.  The weighted average fair value of options granted during the year ended June 30, 2009 was $2.01.  No options were exercised during any of the periods presented.

A summary of RSAs and RSUs activity under the 2007 Plan was as follows:

	Predecessor Company
	RSAs		RSUs
	Shares (000’s)	Weighted Average Grant Date Fair Value	Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2008	1,008	$10.00	230	$10.00
Granted	124	3.00	99	3.08
Vested	—	—	(55)	—
Forfeited	(308)	10.00	(22)	10.00
Nonvested at June 30, 2009	824	9.40	252	6.95
Granted	31	—	—	—
Vested	—	—	—	—
Forfeited	(86)	9.99	(50)	9.99
Nonvested at December 31, 2009	769	9.14	202	7.46
Cancellation due to Plan of Reorganization	(769)	(9.14)	(202)	(7.46)
Nonvested at February 19, 2010	—	$—	—	$—

For the period January 1 to February 19, 2010, stock-based compensation expense of $0.2, and the related income tax benefit of $0.1, was recognized for stock options and RSUs that were not subject to the liquidity event provisions of the 2007 Plan.  For the six months ended December 31, 2009 and 2008, stock-based compensation expense of $0.6 and $1.1, respectively, and the related income tax benefit of $0.2 and $0.4, respectively, was recognized for stock options and RSUs that were not subject to the liquidity event provisions of the 2007 Plan.  For the year ended June 30, 2009, stock-based compensation expense of $2.5, and the related income tax benefit of $0.9, was recognized for stock options and RSUs that were not subject to the liquidity event provisions of the 2007 Plan.  As of December 31, 2009, total unrecognized compensation expense related to stock awards without a liquidity event provision, as defined, was $1.2.

As of February 19, 2010 and December 31, 2009, it was determined that it was not probable that the liquidity event, as defined, would be satisfied.  As of December 31, 2009, total stock options, RSAs and RSUs outstanding with these liquidity provisions was 2.0 million, 0.8 million and 0.2 million, respectively.  As a result, the Predecessor Company did not recognize any compensation expense during the period January 1 to February 19, 2010, six months ended December 31, 2009 or 2008, or year ended June 30, 2009 for stock options, RSAs and RSUs with liquidity event provisions.  Total unrecognized compensation expense related to these stock options, RSAs and RSUs for the six months ended December 31, 2009 were $6.0, $7.0 and $1.5, respectively.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 22                  Common Stock Warrants

As discussed in Note 16, Debt, on August 12, 2011, the Company entered into the 2011 Credit Facilities.  In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the 2011 Unsecured Term Loan.  The first tranche of warrants provides holders with the right to purchase up to 1,125,000 shares of the Company’s Class A common stock at an exercise price of $17.50 per share.  The second tranche of warrants provides holders with the right to purchase up to 1,250,000 shares of the Company’s Class A common stock at an exercise price of $15.00 per share.  Both tranches of warrants expire two years after the issuance date and are subject to price protection provisions, which allow for the reduction in the exercise price of the warrants in the event that the Company subsequently issues common stock at a price lower than the exercise price of the warrants.  Simultaneously with any reduction in exercise price, the number of shares of Class A common stock that may be purchased upon exercise of the warrants would be increased proportionately so that after such adjustment, the aggregate exercise price payable for the adjusted number of warrants is the same as the aggregate exercise price in effect immediately prior to such adjustment.  The Company has accounted for these warrants as derivative liabilities in accordance with ASC 815, and as such, they are classified in noncurrent liabilities.

The Company estimated the fair value of these warrants using a simulation approach, under Level 3 of the fair value hierarchy. The fair value is recorded in other noncurrent liabilities on the balance sheet, with adjustments recorded as other income or expense, net. The estimated fair value on the issuance date and at December 31, 2011, was $2.9 and $4.6, respectively. Key assumptions used by the Company are summarized in the following table:

Successor Company
Year ended December 31, 2011
Assumptions
Expected volatility	50.0%
Expected term (years)	1.61
Risk-free interest rate	0.2%
Expected dividend yield	0.0%

Separately, in connection with the Plan, holders of the Predecessor Company’s Senior Subordinated Notes who voted in favor of the Plan received warrants, each eligible to purchase 1.04 shares, as adjusted, of Class A common stock of the Successor Company.  The warrant agreement provides provisions to adjust the quantity and strike price in certain events of dilution, including the issuance of new equity instruments at a price that is below market value.

During the year ended December 31, 2011, as a result of the issuance of warrants, at a price below market value, in connection with the 2011 Unsecured Term Loan, we adjusted the initial exercise price from $45.09 to $43.31, with the exercise price of each warrant increasing over the course of time through February 19, 2014, subject to future adjustment, as follows:

•                  $45.65 after 36 months;

•                  $46.22 after 39 months;

•                  $46.78 after 42 months; and

•                  $47.35 after 45 months.

The Company issued 1.8 million warrants during the period February 20 to December 31, 2010, all of which remain outstanding.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The Company has accounted for these warrants as equity instruments in accordance with ASC 815, and as such, they are classified in stockholders’ equity.  In accordance with ASC 820 our warrants are fair valued and fall into Level 3, as per the fair value hierarchy.  The Company has estimated the aggregated fair value of these warrants as $7.1, as valued on each respective grant dates during the period February 20 to December 31, 2010, using the Black-Scholes option pricing model.  Key assumptions used by the Company are summarized in the following table:

Successor Company
February 20 to December 31, 2010
Assumptions
Expected volatility	60.55% - 60.91%
Expected term (years)	4
Risk-free interest rate	1.02% - 1.72%
Expected dividend yield	0%

As there is no publicly traded market for RDA Holding Co.’s stock, the expected volatility was based on the average volatility of historical closing stock prices of comparable companies over the expected term of the warrants.  The risk-free interest rate for the periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected term of warrants granted is based upon management’s estimate for the period of time for which warrants are expected to be outstanding.  We have no historical warrant exercise experience and have estimated the expected term of warrants using the vesting period of the warrants and the mid-point between the vesting date and the end of the contractual term.

Note 23                  Benefit Plans

Defined Benefit Pension Plans

We offer defined benefit plans, pension benefits and Other Postemployment Benefits (“OPEB”), such as health care and life insurance, to employees in several of our operations around the world.  Plan obligations are measured based on the present value of projected future benefit payments for all participants for services rendered to date.  The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions.  For plans that provide benefits dependent on salary assumptions, we include a projection of salary growth in our measurements.  No assumption is made regarding any potential changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).  Contributions to these plans meet the minimum funding requirements in each respective market.  Benefit payments are principally based on a combination of years of service and compensation.

U.S. Plans

Effective July 1, 2010, we adopted a revised investment strategy for our Retirement Plan to conform the characteristics of the Retirement Plan’s investment assets more closely to those of the Plan’s liabilities.  As a result of the change in the investment strategy, certain actuarial assumptions were changed and we consequently revalued our plan as of July 1, 2010.  The net periodic pension (benefit) expense is calculated based on a number of actuarial assumptions, including the expected rate of return and discount rate.  The expected rate of return is a significant driver in calculating our net pension benefit.  Based on our investment strategy, our expected rate of return changed to 7.0% from 8.5%.  For the year ended December 31, 2011, we used an expected return on plan assets of 7.0%.  This rate was based on an analysis of historical returns generated by asset classes, in which our funds are invested, and on projected returns for portfolios with assets similar to ours.  While management believes the assumptions used to estimate expenses related to pension and other post retirement benefits are reasonable and appropriate, actual experience may significantly differ.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The Predecessor Company had U.S. supplemental retirement plans that were not qualified under the Internal Revenue Code (“IRC”) because they were available only to certain executives.  We paid the benefits under these unfunded plans as the obligations became due.  As a result of the filing of the chapter 11 Cases, benefits owed under these plans became general unsecured claims.  Each claimant received a pro rata share of $4.0 cash allocated to unsecured claims pursuant to the Plan of Reorganization.  Further, obligations pertaining to these plans were addressed in the Plan of Reorganization and distributions were made from a “hardship” fund to certain eligible individuals with claims arising from the discontinuation of the non-qualified U.S. retirement plans.  See Note 2, Reorganization and Emergence from Chapter 11, for further information.

The overriding principle followed in managing our Retirement Plan assets is to obtain a reasonable rate of return, in terms of both income and appreciation, while providing liquidity to satisfy short-term obligations.

The table below details our target asset allocation:

	Successor Company
	Target Allocation December 31, 2011	Target Allocation December 31, 2010
Asset Class
Equities	32%	32%
Fixed income	50%	50%
Other	18%	18%
Total	100%	100%

During the period February 20 to December 31, 2010, we changed our long-term target allocation in our Retirement Plan and consequently, our assumed long-term asset rate of return.  The revised investment strategy is expected to reduce the risk that we will be required to make cash contributions to the Retirement Plan in the medium term and we are in the process of realigning our underlying assets to conform to our new asset allocation.  The Company completed an asset/liability matching analysis, which provided new asset allocation targets to better align its investment returns and risks with Retirement Plan benefits over the long term.

Estimated benefit payments during the next ten years are expected to be the following:

	Year ending December 31,
	2012	2013	2014	2015	2016	2017-2021
Estimated benefit payments for U.S. pension plans	$49.2	$32.8	$33.1	$32.3	$31.1	$149.6

Effective April 2, 2009, our U.S. Qualified Pension Plan was amended to temporarily provide additional benefits to employees involuntarily terminated.  As a result, a portion of our severance obligation is being satisfied by payments from the U.S. Qualified Pension Plan.  Effective October 19, 2009, the U.S. Qualified Pension Plan was amended to extend the April 2, 2009 modification to December 31, 2010, further amended in December 2010 and November 2011 to extend to December 31, 2011 and December 31, 2012, respectively.

International Plans

We also offer defined benefit pension plans in several markets outside the United States.  We expect to contribute $0.6 for significant plans in 2012.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The table below reflects the target allocation of assets held for our international plans required pursuant to our most recent investment policy for these plans.  These percentages were calculated on a weighted average basis because the assets were comprised amongst several plans, and were as follows:

	Successor Company
	Target Allocation December 31, 2011	Target Allocation December 31, 2010
Asset Class
Equities	41%	41%
Fixed income	57%	57%
Other	2%	2%
Total	100%	100%

The asset allocations for our existing plans are determined by the local management in accordance with their fiduciary duties.  The investments include local and international securities.

Similar to the U.S. plans, the expected rate of return on plan assets is a significant driver in calculating the net periodic pension (benefit) expense for our international plans.  These rates were based on a methodology similar to that used to determine the rate of return for our Retirement Plan.

Estimated benefit payments during the next ten years are expected to be the following:

	Year ending December 31,
	2012	2013	2014	2015	2016	2017-2021
Estimated benefit payments for international plans	$4.0	$4.0	$4.2	$4.3	$4.3	$24.0

Assumptions

The tables below outline the weighted average assumptions used to determine our projected benefit obligation and pension (benefit) cost:

U.S. Plans

	Successor Company
	December 31, 2011	December 31, 2010
Benefit obligation
Discount rate	4.40%	5.00%
Compensation increase rate	3.00%	3.00%

Pension (benefit) cost
Discount rate	5.00%	5.75% / 5.15%
Compensation increase rate	3.00%	4.00% / 3.00%
Long-term rate of return on plan assets	7.00%	8.50% / 7.00%

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

International Plans

	Successor Company
	December 31, 2011	December 31, 2010
Benefit obligation
Discount rate	4.60%	5.42%
Compensation increase rate	2.80%	2.79%

Pension (benefit) cost
Discount rate	5.42%	5.55%
Compensation increase rate	2.79%	3.08%
Long-term rate of return on plan assets	5.55%	5.58%

Components of net periodic pension (benefit) expense were as follows:

	U.S. Plans
	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Service cost	$2.8	$2.8	$0.5	$1.7	$1.8	$3.6
Interest cost	20.2	19.3	3.2	12.6	15.5	31.1
Expected return on plan assets	(35.7)	(34.6)	(7.5)	(28.9)	(30.7)	(61.2)
Amortization of prior service credit	—	—	—	—	—	(0.1)
Amortization of net actuarial loss	—	—	0.4	—	—	(0.1)
Curtailments (a)	—	—	—	—	(3.3)	(3.3)
Cost for special termination benefits (b)	2.9	4.5	0.6	2.2	—	3.1
Net periodic pension benefit	$(9.8)	$(8.0)	$(2.8)	$(12.4)	$(16.7)	$(26.9)

	International Plans
	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Service cost	$1.6	$1.8	$0.6	$2.1	$3.3	$5.9
Interest cost	4.3	3.7	2.2	8.2	8.7	16.1
Expected return on plan assets	(5.7)	(4.7)	(2.4)	(9.2)	(9.8)	(18.2)
Amortization of prior service credit	—	—	—	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	—	—	—	—	(1.1)	(2.0)
Gain due to curtailments and other items (c)	(0.9)	(0.5)	—	—	—	(5.4)
Net periodic pension benefit (expense)	$(0.7)	$0.3	$0.4	$1.0	$1.0	$(3.7)

(a)              The Company recorded an increase in net periodic pension benefit of $3.3 during fiscal year 2009 to amortize prior service cost as a result of a pension curtailment triggered by the sale of its QSP business.  This increase in net periodic pension benefit was included in the loss on the sale of QSP and recorded in loss (income) from discontinued operations, net of taxes in the consolidated statements of operations.

(b)              Cost for special termination benefits is included in other operating items, net in our consolidated statements of operations.  Our U.S. Qualified Pension Plan was temporarily amended to provide additional benefits to employees involuntarily terminated.

(c)              For the year ended December 31, 2011, curtailments occurred in France and in the Netherlands. Curtailments occurred in Canada and France in the period February 20 to December 31, 2010 and in the Netherlands and United Kingdom in fiscal 2009.  These amounts were recorded as other operating items, net as it is considered a restructuring item.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

A reconciliation of the beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the U.S. defined benefit pension plans is as follows:

	U.S. Plans
	Successor Company
	December 31, 2011	December 31, 2010
Change in benefit obligations:
Benefit obligations at the beginning of period	$435.4	$417.9
Service cost	2.8	2.8
Interest cost	20.2	19.3
Actuarial loss (gain)	14.9	37.7
Special termination benefits	2.9	4.5
Benefits paid	(36.9)	(46.8)
Benefit obligations at the end of period	439.3	435.4
Change in plan assets:
Fair value at the beginning of period	573.0	544.6
Actual return on plan assets	17.2	75.2
Benefits paid	(36.9)	(46.8)
Fair value at the end of period	553.3	573.0
Funded status	$114.0	$137.6

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

A reconciliation of the beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the international defined benefit pension plans is as follows:

	International Plans
	Successor Company
	December 31, 2011	December 31, 2010
Change in benefit obligations:

Benefit obligations at the beginning of period	$80.0	$79.1
Service cost	1.6	1.8
Interest cost	4.3	3.7
Participant contributions	0.3	0.3
Actuarial loss (gain)	7.7	(1.2)
Exchange rate changes	(2.4)	1.7
Settlements/curtailments	(0.9)	(0.9)
Other expenses	(0.2)	(0.1)
Benefits paid	(4.8)	(4.4)
Benefit obligations at the end of period	85.6	80.0
Change in plan assets:
Fair value at the beginning of period	104.9	98.5
Actual return on plan assets	4.2	7.8
Employer contributions	1.0	(0.1)
Participant contributions	0.3	0.3
Exchange rate changes	(2.7)	2.9
Other expenses	(0.2)	(0.1)
Benefits paid	(4.8)	(4.4)
Fair value at the end of period	102.7	104.9
Funded status	$17.1	$24.9

The following items are not yet recognized as a component of net periodic cost:

	U.S. Plans
	Successor Company
	December 31, 2011	December 31, 2010
Net actuarial gain	$(30.6)	$(2.8)

	International Plans
	Successor Company
	December 31, 2011	December 31, 2010
Net actuarial gain	$(4.3)	$(4.6)

For the year ending December 31, 2012, we do not expect to recognize any actuarial gain in the U.S. Plans.  For our international plans for the year ending December 31, 2012, we do not expect to recognize any of the actuarial gain.

The accumulated benefit obligation as of December 31, 2011 (the actuarial present value of benefits earned, excluding future compensation increase assumptions) for our U.S. Plans and international plans was $438.9 and $80.2, respectively.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Other Postretirement Benefits

We provide medical and dental benefits to certain retired employees of Reader’s Digest and their dependents.  The plans that provide these benefits cover all of our eligible employees in the United States who were hired before July 1, 2005 and, to a lesser extent, employees in Canada.  For these plans, in 2012, we expect to contribute $2.8.

The table below outlines the weighted average assumptions used to determine our postretirement benefit obligation and our postretirement cost:

	Successor Company
	December 31, 2011	December 31, 2010
Postretirement benefit obligation
Discount rate	4.40%	5.05%
Healthcare cost trend rate assumed for next year	8.24%	8.31%
Rate to which the cost trend rate is assumed to decline	4.50%	4.47%
Number of years to ultimate trend rate	18	18

Postretirement cost
Discount rate	5.06%	5.47%
Healthcare cost trend rate assumed for next year	8.27%	8.54%
Rate to which the cost trend rate is assumed to decline	4.46%	4.47%
Number of years to ultimate trend rate	18	18

The components of net periodic postretirement (benefit) expense were as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Service cost	$—	$—	$—	$—	$0.1	$0.1
Interest cost	0.7	0.7	0.1	0.6	0.9	1.7
Amortization of prior service credit	—	—	(0.2)	(0.9)	(1.0)	(1.9)
Amortization of net actuarial gain	—	—	(0.2)	(1.0)	(0.8)	(1.5)
Curtailments (a)	—	0.1	—	(0.5)	(7.9)	(7.9)
Net periodic pension expense (benefit)	$0.7	$0.8	$(0.3)	$(1.8)	$(8.7)	$(9.5)

(a)              The Company recorded an increase in net periodic postretirement benefit of $7.9 during fiscal year 2009 as a result of a postretirement curtailment triggered by the sale of its QSP business.  This increase in net periodic postretirement benefit was included in the loss on the sale of QSP and recorded in loss (income) from discontinued operations, net of taxes in the consolidated statements of operations.  During the period February 20 to December 31, 2010, curtailment of $0.1 was recorded in Canada.  During the six months ended December 31, 2009, curtailment of $0.5 was recorded in Canada.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

A reconciliation of the beginning and ending balances of benefit obligations and fair value of plan assets and the unfunded status of the plans is as follows:

	Successor Company
	December 31, 2011	December 31, 2010
Change in benefit obligations:
Benefit obligations at the beginning of period	$14.6	$16.4
Interest cost	0.7	0.7
Actuarial (gain) loss	(2.7)	(1.1)
Exchange rate changes	—	0.1
Curtailments	—	0.1
Benefits paid	(2.3)	(1.6)
Benefit obligations at the end of period	10.3	14.6
Change in plan assets:
Employer contributions	2.3	1.6
Benefits paid	(2.3)	(1.6)
Funded unfunded status	$10.3	$14.6

We expect to recognize $0.2 of the net actuarial gain or prior service credit through December 31, 2012.

Any changes to assumed healthcare cost trend rates could affect the amounts reported for postretirement benefits.  A one-percentage-point increase in assumed healthcare cost trend rates would increase the total of the service and interest cost components by less than $0.1 and the postretirement benefit obligation by $0.3 for the year ended December 31, 2011.  A one-percentage-point decrease in assumed healthcare cost trend rates would decrease the total of the service and interest cost components by less than $0.1 and the postretirement benefit obligation by $0.3 for the year ended December 31, 2011.

Estimated benefit payments during the next ten years are expected to be as follows:

	Year ending December 31,
	2012	2013	2014	2015	2016	2017-2021
Estimated benefit payments for other postretirement benefits	$2.8	$1.5	$1.3	$1.1	$1.0	$2.7

Estimated receipts pursuant to the Medicare Reform Act during the next ten years are expected to be as follows:

	Year ending December 31,
	2012	2013	2014	2015	2016	2017-2021
Estimated receipts pursuant to the Medicare Reform Act	$0.4	$0.1	$0.1	$0.1	$—	$0.1

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Balance Sheet Classification

Amounts recognized on the consolidated balance sheets related to our significant pension and post retirement plans were as follows:

	Successor Company
	Pension Benefits		Other Benefits
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Noncurrent assets	$135.5	$166.0	$—	$—
Current liabilities	—	—	3.3	3.6
Noncurrent liabilities	4.4	5.7	9.2	12.9
Net amount recognized in balance sheets	$131.1	$160.3	$(12.5)	$(16.5)

Balances of pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets were as follows:

	Successor Company
	Plans with Projected Benefit Obligation in Excess of Plan Assets		Plans with Accumulated Benefit Obligation in Excess of Plan Assets
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Projected benefit obligation	$34.2	$34.2	$34.1	$—
Accumulated benefit obligation	—	—	32.3	1.2
Fair value of plan assets	29.9	30.5	29.7	—

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The following table sets forth, by level, the fair value hierarchy ascribed under ASC 820 and described in Note 1, Organization and Summary of Significant Accounting Policies, the U.S. pension plan’s assets required to be carried at fair value on a recurring basis:

	Successor Company
	U.S. Pension Plans Fair Value Measurements at December 31, 2011
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S. equity	$158.6	$—	$—	$158.6
Non-U.S. equity	47.9	—	—	47.9
Real estate (a)	—	—	51.7	51.7
Partnerships and joint venture interests (b)	—	—	68.5	68.5
Fixed income funds:
Government securities	97.4	—	—	97.4
Commercial mortgage	—	0.2	—	0.2
Corporate fixed-income obligations	—	10.3	—	10.3
Asset-backed securities	—	1.5	—	1.5
Other fixed income	—	1.3	—	1.3
Common collective trusts	—	114.8	—	114.8
Cash and short-term investment funds	2.4	—	—	2.4
	$306.3	$128.1	$120.2	$554.6
Other assets and liabilities (c)				(1.3)
Net assets available for benefits				$553.3

(a)         Includes investments held as interest in common trust funds that invest in various commercial and multi-family residential real estate projects.  The Retirement Plan does not have the right to redeem its investments in these common trust funds on demand.  Rather, the Retirement Plan will receive distributions, between 2017 and 2024, at the maturity of the common trust funds when the underlying assets are liquidated.

(b)         Includes investments held as interest in partnerships that invest in other partnerships that, in turn, invest in privately held companies.  The Retirement Plan does not have the right to redeem its investments in these partnerships on demand.  Rather, the Retirement Plan receives distributions from the partnerships, between 2011 and 2020, when the underlying assets are liquidated.

(c)          Other assets and liabilities include non-interest bearing cash, other receivables and other payables related to pending transactions.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The following table sets forth, by level, the fair value hierarchy ascribed under ASC 820 and described in Note 1, Organization and Summary of Significant Accounting Policies, the U.S. pension plan’s assets required to be carried at fair value on a recurring basis:

	Successor Company
	U.S. Pension Plans Fair Value Measurements at December 31, 2010
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S. equity (a)	$158.5	$—	$—	$158.5
Non-U.S. equity (b)	58.5	—	—	58.5
Real estate (c)	—	—	41.0	41.0
Partnerships and joint venture interests (d)	—	—	65.9	65.9
Fixed income funds:
Government securities (e)	101.2	—	—	101.2
Commercial mortgage	—	2.9	—	2.9
Corporate fixed-income obligations (f)	—	11.7	—	11.7
Asset-backed securities	—	1.5	—	1.5
Other fixed income	—	3.2	—	3.2
Common collective trusts	—	141.6	—	141.6
Cash and short-term investment funds	0.6	—	—	0.6
	$318.8	$160.9	$106.9	$586.6
Other assets and liabilities (g)				(13.6)
Net assets available for benefits				$573.0

(a)         Includes securities on loan in the amount of $12.2.

(b)         Includes securities on loan in the amount of $0.7.

(c)          Includes investments held as interest in common trust funds that invest in various commercial and multi-family residential real estate projects.  The Retirement Plan does not have the right to redeem its investments in these common trust funds on demand.  Rather, the Retirement Plan will receive distributions, between 2017 and 2024, at the maturity of the common trust funds when the underlying assets are liquidated.

(d)         Includes investments held as interest in partnerships that invest in other partnerships that, in turn, invest in privately held companies.  The Retirement Plan does not have the right to redeem its investments in these partnerships on demand.  Rather, the Retirement Plan receives distributions from the partnerships, between 2011 and 2020, when the underlying assets are liquidated.

(e)          Includes securities on loan in the amount of $3.3.

(f)           Includes securities on loan in the amount of $0.5.

(g)          Other assets and liabilities include non-interest bearing cash, other receivables and other payables related to pending transactions.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The following table sets forth a summary of changes in the fair value of the U.S. pension plan’s Level 3 assets:

	Successor Company
	Real Estate	Partnerships and Joint Ventures	Total

Balance as of July 1, 2009 (Predecessor Company)	$42.6	$48.9	$91.5
Actual return on plan assets:
Relating to assets still held at December 31, 2009	(7.1)	4.9	(2.2)
Purchases	0.1	2.7	2.8
Balance as of December 31, 2009 (Predecessor Company)	$35.6	$56.5	$92.1
Actual return on plan assets:
Relating to assets still held at February 19, 2010	—	0.1	0.1
Purchases	—	0.3	0.3
Balance as of February 19, 2010 (Predecessor Company)	$35.6	$56.9	$92.5
Actual return on plan assets:
Relating to assets still held at December 31, 2010	5.4	6.6	12.0
Purchases	—	4.9	4.9
Sales	—	(2.5)	(2.5)
Balance as of December 31, 2010 (Successor Company)	$41.0	$65.9	$106.9
Actual return on plan assets:
Relating to assets still held at December 31, 2011	10.7	7.7	18.4
Purchases	—	2.0	2.0
Sales	—	(7.1)	(7.1)
Balance as of December 31, 2011 (Successor Company)	$51.7	$68.5	$120.2

Realized gains/losses attributable to pension assets are included in the line item promotion, marketing and administrative expenses on the consolidated statements of operations.  Unrealized gain/losses attributable to pension assets are included in the line item pension and postretirement adjustment to funded status, net on the consolidated statements of changes in stockholders’ equity.

The following table sets forth, by level, the fair value hierarchy ascribed under ASC 820 and the international pension plan’s assets required to be carried at fair value on a recurring basis:

	Successor Company
	International Pension Plans Fair Value Measurements at December 31, 2011
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common/collective trusts	$—	$72.9	$—	$72.9
Equities:
Non-U.S. equity	0.7	—	—	0.7
Mutual funds	2.7	—	—	2.7
Fixed income funds:
Netherland government securities	23.5	—	—	23.5
Mexican government securities	0.1	—	—	0.1
Other	2.8	—	—	2.8
Net assets available for benefits	$29.8	$72.9	$—	$102.7

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The following table sets forth, by level, the fair value hierarchy ascribed under ASC 820 and the international pension plan’s assets required to be carried at fair value on a recurring basis:

	Successor Company
	International Pension Plans Fair Value Measurements at December 31, 2010
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common/collective trusts	$—	$74.3	$—	$74.3
Equities:
Non-U.S. equity	6.8	—	—	6.8
Mutual funds	3.1	—	—	3.1
Fixed income funds:
European government securities	20.1	—	—	20.1
Netherland government securities	0.3	—	—	0.3
Mexican government securities	0.2	—	—	0.2
Other	0.1	—	—	0.1
Net assets available for benefits	$30.6	$74.3	$—	$104.9

Defined Contribution Plans

RDA Employee Ownership Plan and 401(k) Partnership (“401(k) Plan”) — The 401(k) Plan consists of both a profit-sharing plan and a savings plan under section 401(k) of the IRC.  The savings plan component allows employees to make pre-tax contributions to their accounts, which may be invested in specified investment alternatives.  We may match employee contributions to the extent determined by our Board of Directors.  The matching contributions vest 20% per annum over a five year period.  During the year ended December 31, 2011 and the period February 20 to December 31, 2010, our matching contributions to the 401(k) Plan were $1.8 and $0.9, respectively.  Between March 1, 2009 and July 1, 2010, as part of a global “recession plan” to strengthen the Company’s financial performance in that economy, employer contributions to the 401(k) Plan were temporarily suspended.  As a result, there were no contributions in the period January 1 to February 19, 2010, and the six months ended December 31, 2009.  Our matching contributions to the 401(k) Plan were $2.1 for fiscal 2009.

Note 24                  Related Party Transactions

Luxor Capital Group and Point Lobos Capital and their affiliated funds are considered related parties due to their equity interest in the Company. An advisor to the Board is a managing director of Luxor Capital Group.  A Director of the Company is a managing member of Point Lobos Capital.  The 2011 Credit Facilities between the Company and Luxor Capital Group, Point Lobos Capital and their affiliated funds are described in Note 16, Debt.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

The following table presents the amounts due to related parties, as reflected on our consolidated balance sheets. See Note 28, Subsequent Events, for further information regarding repayment of the 2011 Secured Term Loan subsequent to December 31, 2011.

Successor Company
December 31, 2011

Amounts due to related parties
2011 Secured Term Loan	$45.0
2011 Unsecured Term Loan	10.0
Total amounts due to related parties	$55.0

During the six months ended December 31, 2009 and 2008, we incurred management fees of $1.1 and $3.7, paid to affiliates of our Pre Emergence ownership structure, under their Management Services Agreement.  In connection with filing for relief under chapter 11, on August 24, 2009, we stopped accruing for such management fees.

Note 25                  Segments

Our reportable segments reflect the manner in which our chief operating decision maker reviews the business.  Our Chief Executive Officer acts as our chief operating decision maker.  Our businesses are structured into the following three reportable segments: North America, Europe and APLA segments.  In addition to the reportable segments, we separately report corporate unallocated expenses, which are expenses not directly attributable to business unit performance.  Similarly, we separately report the effects of goodwill and intangible asset impairment charges, certain purchase accounting related fair value adjustments and other operating items, net because our chief operating decision maker does not factor these items when assessing business unit performance.

North America

This segment comprises our operations in the United States and Canada that publish and market various magazines, books and home entertainment products.  We are focusing on our Master Brands, which include Reader’s Digest, Taste of Home and The Family Handyman.  In addition, we have five Enthusiast Brands: Birds and Blooms, Country, Country Woman, Farm & Ranch Living and Reminisce.  The businesses in this segment utilize our content creation, curation and direct marketing expertise.  Resources in the North America segment are shared across our brands with centralized marketing and promotional efforts.

Europe and Asia Pacific & Latin America

These segments include our direct marketing businesses operating outside of North America, that leverage our global infrastructure, our core competencies (among them direct marketing, database analytics, sweepstakes promotions, as well as content creation and curation), and strong local-market leadership to build positive, long-lasting relationships with our customers.  Using customer-centric and affinity-driven business models, we offer our customers Reader’s Digest branded products, as well as non-branded published products, including merchandise and services.  Our products and services address lifestyle needs across multiple communities, including seniors, health, cooking, gardening, and travel, among others.  We also seek business-to-business sales opportunities, and offer unique marketing services to third parties.  These markets are managed by region.  Our most significant markets by revenue are Germany, Central Europe and Australia.  In contrast to our North America segment which principally relies on magazine revenue, our Europe and APLA segments derive a significant amount of their revenue from non-magazine sales, including the sale of books, entertainment, merchandise and other non-published.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Intercompany Eliminations and Corporate Unallocated Expenses

Our presentation of segment revenue and operating (income) loss is consistent with how we manage our operations and how our chief operating decision maker reviews our results.  Revenue and expenses attributable to intercompany transactions are included in the results of our reportable segments.  Such amounts are eliminated (under the intercompany eliminations caption below) to reconcile our reportable segment amounts to consolidated amounts, as reported in the consolidated statements of operations.  Accounting policies of our segments are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies.  In addition to intercompany revenue and expenses, we separately report corporate unallocated expenses, which cover expenses that are not directly attributable to business unit performance.  Corporate unallocated expenses include the cost of corporate governance and centrally managed expenses; the accounting for RDA pension plans, postretirement healthcare costs, stock awards and other executive compensation programs which are not allocated to the reportable segments, and other costs that are not allocated to the reportable segments, such as the amortization of intangible assets.  Governance and centrally managed expenses include costs such as corporate finance and general management, public relations, legal, treasury and any related information technology and facility costs utilized by these departments.

Identifiable assets by segment are those assets that are used in the operations of that business.  Corporate assets consist primarily of cash and cash equivalents, certain prepaid expenses, certain pension assets, certain fixed assets and certain other current assets.  Sales are attributed to countries based on selling location.  Long-lived assets are primarily property and equipment, net; goodwill and intangible assets, net; and prepaid pension benefits.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Reportable Segment Financial Information:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Revenue
North America	$679.8	$626.0	$86.8	$390.6	$449.5	$843.3
Europe (a)	568.8	515.0	92.4	401.9	453.7	838.7
Asia Pacific & Latin America	245.6	225.8	34.4	145.1	142.4	263.9
Intercompany eliminations	(7.1)	(4.8)	(0.6)	(4.5)	(5.6)	(9.7)
Fair value adjustments (b)	(48.9)	(106.6)	—	(4.3)	(14.2)	(22.0)
Total revenue	$1,438.2	$1,255.4	$213.0	$928.8	$1,025.8	$1,914.2

Operating income (loss)
North America	$90.1	$106.7	$4.1	$49.1	$32.2	$89.1
Europe (a)	27.5	62.6	(8.0)	17.8	13.0	49.0
Asia Pacific & Latin America	15.5	15.3	0.2	5.1	(2.2)	7.7
Corporate unallocated	(97.4)	(98.5)	(14.1)	(12.4)	(15.9)	(31.8)
Fair value adjustments (b)	(29.9)	(60.8)	—	(4.3)	(14.2)	(22.0)
Impairment of assets (c)	(262.2)	(16.4)	—	(61.1)	—	(939.4)
Other operating items, net (d)	(36.5)	(41.0)	(13.7)	(4.0)	(20.5)	(29.9)
Operating loss	$(292.9)	$(32.1)	$(31.5)	$(9.8)	$(7.6)	$(877.3)

(a)                                  Results in our Europe segment were impacted by the deconsolidation of RDA UK on February 17, 2010.

(b)                                 Fair value adjustments include the amortization of the fair value reduction to unearned revenue and related deferred cost accounts resulted from the application of fresh start accounting upon our emergence from bankruptcy.

(c)                                  Impairment of assets includes goodwill, intangible assets and other asset impairment charges.

(d)                                 Items included in other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional fees related to our exit from bankruptcy, the implementation of fresh start accounting, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iii) gain or loss on the sale or disposal of assets; and (iv) pension curtailments.  See Note 5, Other Operating Items, Net.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Selected balance sheet data, by reportable segment, was as follows:

	Successor Company
	December 31, 2011	December 31, 2010

Assets
North America	$691.1	$778.8
Europe	405.9	630.1
Asia Pacific & Latin America	169.8	242.0
Corporate	164.6	190.3
Total assets for reportable segments	1,431.4	1,841.2
Assets held for sale	132.7	187.6
Total consolidated assets	$1,564.1	$2,028.8

Selected data related to certain noncurrent assets, by reportable segment, was as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Depreciation, amortization and asset impairments
North America	$20.8	$14.4	$2.6	$29.6	$12.6	$452.2
Europe	212.8	16.6	0.3	44.8	13.7	362.1
Asia Pacific & Latin America	62.9	11.6	0.5	5.2	2.9	178.9
Corporate	33.9	31.3	3.3	3.5	1.9	4.3
Total depreciation, amortization and asset impairments	$330.4	$73.9	$6.7	$83.1	$31.1	$997.5

Capital expenditures
North America	$0.7	$0.6	$0.3	$0.1	$1.4	$2.2
Europe	0.6	0.9	—	2.0	0.8	2.3
Asia Pacific & Latin America	1.3	0.8	—	0.6	0.6	1.0
Corporate	9.2	19.2	1.2	2.1	(0.5)	1.8
Total capital expenditures	$11.8	$21.5	$1.5	$4.8	$2.3	$7.3

Our consolidated revenue by product was as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Revenue
Books	$545.5	$509.5	$80.1	$361.1	$413.2	$757.0
Magazines - advertising	138.1	126.3	15.7	77.4	85.2	163.2
Magazines - subscription and newsstand	439.7	327.9	75.5	278.5	298.4	581.3
Music and videos	156.6	161.0	23.5	131.2	145.7	255.2
Non-published products	158.3	130.7	18.2	80.6	83.3	157.5
Total revenue	$1,438.2	$1,255.4	$213.0	$928.8	$1,025.8	$1,914.2

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Our revenue by geographic area was as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2011	February 20 to December 31, 2010	January 1 to February 19, 2010	Six months ended December 31, 2009	Six months ended December 31, 2008	Year ended June 30, 2009
					(unaudited)
Revenue
United States	$539.5	$458.6	$71.2	$327.5	$364.0	$689.4
International	910.1	802.0	142.4	605.7	667.6	1,234.8
Inter-area (a)	(11.4)	(5.2)	(0.6)	(4.4)	(5.8)	(10.0)
Total revenue	$1,438.2	$1,255.4	$213.0	$928.8	$1,025.8	$1,914.2

(a)         Inter-area revenue represents intercompany revenue earned between U.S. and international locations.  Intercompany revenue earned within a geographic area have been eliminated within the respective geographic areas.

Our long-lived assets, net by geographic area was as follows:

	Successor Company
	December 31, 2011	December 31, 2010
Long-lived assets, net (a)
United States	$576.0	$616.3
International	351.4	646.8
Total long-lived assets, net	$927.4	$1,263.1

(a)         Long-lived assets are primarily property and equipment, net; goodwill and other intangible assets, net; and prepaid pension benefits.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 26                  Guarantor and Non-Guarantor Financial Information

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

The following tables present, for RDA Holding Co. (the parent) and RDA (the issuer), both of which are presented on a stand-alone basis, Guarantor Subsidiaries on a combined basis and Non-Guarantor Subsidiaries on a combined basis, the consolidated statements of operations for the year ended December 31, 2011 and the period February 20 to December 31, 2010 for the Successor Company, and the period January 1 to February 19, 2010; the six months ended December 31, 2009 and 2008; and the year ended June 30, 2009 for the Predecessor Company.  The consolidated condensed balance sheets for the same entities are presented as of December 31, 2011 and 2010 (Successor Company).  The consolidated condensed statements of cash flows for the same entities are presented for the year ended December 31, 2011 and the period February 20 to December 31, 2010 for the Successor Company, and the period January 1 to February 19, 2010; the six months ended December 31, 2009 and 2008; and the year ended June 30, 2009 for the Predecessor Company.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Statement of Operations for the year ended December 31, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$64.3	$475.2	$910.1	$(11.4)	$1,438.2
Product, distribution and editorial expenses		13.6	259.9	380.4	(11.4)	642.5
Promotion, marketing and administrative expenses		115.8	191.8	482.3	—	789.9
Impairment of assets		3.8	—	258.4	—	262.2
Other operating items, net		9.8	4.5	22.2	—	36.5
Operating loss	—	(78.7)	19.0	(233.2)	—	(292.9)

Interest expense		60.2	—	—	—	60.2
Gain on deconsolidation of subsidiary		(8.5)	—	—	—	(8.5)
Other (income) expense, net		(21.0)	(15.6)	48.7	—	12.1
Loss (income) from investment in subsidiaries	393.2	298.6	(7.1)	—	(684.7)	—
Loss before income taxes and discontinued operations	(393.2)	(408.0)	41.7	(281.9)	684.7	(356.7)

Income tax benefit		(15.4)	13.9	(11.0)	—	(12.5)
Loss from continuing operations before discontinued operations	(393.2)	(392.6)	27.8	(270.9)	684.7	(344.2)

(Loss) income from discontinued operations, net of taxes		(0.6)	(40.7)	(7.7)	—	(49.0)
Net loss	$(393.2)	$(393.2)	$(12.9)	$(278.6)	$684.7	$(393.2)

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Condensed Balance Sheet as of December 31, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$38.9	$241.2	$364.5	$(14.7)	$629.9
Property and equipment, net	—	33.2	8.0	10.8	—	52.0
Restricted cash	—	1.7	—	5.0	—	6.7
Goodwill	—	—	243.5	147.2	—	390.7
Other intangible assets, net	—	—	139.4	168.0	—	307.4
Prepaid pension assets	—	114.0	—	21.5	—	135.5
Investments in subsidiaries	142.6	617.1	202.4	—	(962.1)	—
Intercompany noncurrent receivables	—	84.1	—	8.1	(92.2)	—
Other noncurrent assets	—	21.2	16.8	3.9	—	41.9
Total assets	$142.6	$910.2	$851.3	$729.0	$(1,069.0)	$1,564.1

Liabilities and stockholders’ equity
Current liabilities	$—	$72.8	$254.9	$247.4	$(14.7)	$560.4
Long-term debt	—	603.8	—	—	—	603.8
Unearned revenue	—	—	88.0	1.6	—	89.6
Accrued pension	—	—	—	4.4	—	4.4
Postretirement and postemployment benefits other than pensions	—	8.0	—	1.2	—	9.2
Intercompany noncurrent payables	—	8.1	8.0	76.1	(92.2)	—
Other noncurrent liabilities	—	74.9	23.1	56.1	—	154.1
Total liabilities	—	767.6	374.0	386.8	(106.9)	1,421.5
Stockholders’ equity	142.6	142.6	477.3	342.2	(962.1)	142.6
Total liabilities and stockholders’ equity	$142.6	$910.2	$851.3	$729.0	$(1,069.0)	$1,564.1

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Condensed Statement of Cash Flows for the year ended December 31, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$(69.9)	$6.3	$(22.6)	$5.6	$(80.6)
Net change in cash due to discontinued operating activities	—	—	(1.7)	(7.7)	—	(9.4)
Net change in cash due to operating activities	—	(69.9)	4.6	(30.3)	5.6	(90.0)
Net change in cash due to continuing investing activities	—	(8.0)	0.6	6.5	—	(0.9)
Net change in cash due to discontinued investing activities	—	—	(1.3)	—	—	(1.3)
Net change in cash due to investing activities	—	(8.0)	(0.7)	6.5	—	(2.2)
Net change in cash due to continuing financing activities	—	36.8	—	—	—	36.8
Net change in cash due to discontinued financing activities	—	—	(0.3)	—	—	(0.3)
Net change in cash due to financing activities	—	36.8	(0.3)	—	—	36.5
Effect of exchange rate changes on cash and cash equivalents	—	(2.3)	—	6.5	(5.6)	(1.4)
Net change in cash and cash equivalents	—	(43.4)	3.6	(17.3)	—	(57.1)
Cash and cash equivalents at beginning of the period	—	64.8	3.8	100.8	—	169.4
Cash and cash equivalents at end of the period	$—	$21.4	$7.4	$83.5	$—	$112.3

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Statement of Operations for the period February 20 to December 31, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$55.9	$402.7	$802.0	$(5.2)	$1,255.4
Product, distribution and editorial expenses	—	4.4	219.8	334.7	(5.2)	553.7
Promotion, marketing and administrative expenses	—	122.1	143.5	410.8	—	676.4
Impairment of assets	—	4.7	—	11.7	—	16.4
Other operating items, net	—	37.4	2.9	0.7	—	41.0
Operating (loss) income	—	(112.7)	36.5	44.1	—	(32.1)

Interest expense	—	53.1	—	0.7	—	53.8
Gain on deconsolidation of subsidiary	—	(2.4)	—	—	—	(2.4)
Other (income) expense, net	—	(5.1)	(8.3)	13.2	—	(0.2)
Loss (income) from investment in subsidiaries	29.6	(99.3)	(0.3)	—	70.0	—
(Loss) income before income taxes and discontinued operations	(29.6)	(59.0)	45.1	30.2	(70.0)	(83.3)

Income tax (benefit) expense	—	(23.8)	(34.2)	(0.9)	—	(58.9)
(Loss) income from continuing operations before discontinued operations	(29.6)	(35.2)	79.3	31.1	(70.0)	(24.4)

Income (loss) from discontinued operations, net of taxes	—	5.6	(6.1)	(4.7)	—	(5.2)
Net (loss) income	$(29.6)	$(29.6)	$73.2	$26.4	$(70.0)	$(29.6)

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Statement of Operations for the period January 1 to February 19, 2010 (Predecessor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$––	$8.4	$62.8	$142.4	$(0.6)	$213.0
Product, distribution and editorial expenses	––	2.6	32.9	60.9	(0.6)	95.8
Promotion, marketing and administrative expenses	––	19.7	26.9	88.4	––	135.0
Other operating items, net	––	(2.0)	2.6	13.1	––	13.7
Operating (loss) income	––	(11.9)	0.4	(20.0)	––	(31.5)

Interest expense	––	7.9	––	0.9	––	8.8
Loss (gain) on deconsolidation of subsidiary	––	64.3	––	(14.6)	––	49.7
Other expense (income), net	––	8.1	(10.6)	12.5	––	10.0
Reorganization items	193.2	(1,801.5)	(117.0)	(76.8)	––	(1,802.1)
Income from investment in subsidiaries	(1,986.8)	(206.9)	(0.1)	––	2,193.8	––
Income before income taxes and discontinued operations	1,793.6	1,916.2	128.1	58.0	(2,193.8)	1,702.1

Income tax (benefit) expense	––	(70.6)	98.4	33.8	––	61.6
Income from continuing operations before discontinued operations	1,793.6	1,986.8	29.7	24.2	(2,193.8)	1,640.5

Income from discontinued operations, net of taxes	––	—	152.5	0.6	––	153.1
Net income	$1,793.6	$1,986.8	$182.2	$24.8	$(2,193.8)	$1,793.6

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Condensed Balance Sheet as of December 31, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$103.5	$583.9	$384.4	$(315.6)	$756.2
Property and equipment, net	—	32.5	9.1	13.5	—	55.1
Restricted cash	—	1.4	—	7.0	—	8.4
Goodwill	—	—	242.3	343.1	—	585.4
Other intangible assets, net	—	—	164.8	258.5	—	423.3
Prepaid pension assets	—	137.6	—	28.4	—	166.0
Investments in subsidiaries	592.6	1,189.1	23.1	—	(1,804.8)	—
Intercompany noncurrent receivables	—	110.4	0.4	33.4	(144.2)	—
Other noncurrent assets	—	19.5	10.4	4.5	—	34.4
Total assets	$592.6	$1,594.0	$1,034.0	$1,072.8	$(2,264.6)	$2,028.8

Liabilities and stockholders’ equity
Current liabilities	$—	$369.4	$273.2	$287.8	$(315.6)	$614.8
Long-term debt	—	510.7	—	—	—	510.7
Unearned revenue	—	—	92.3	2.0	—	94.3
Accrued pension	—	—	—	5.7	—	5.7
Postretirement and postemployment benefits other than pensions	—	11.5	—	1.4	—	12.9
Intercompany noncurrent payables	—	33.4	11.7	99.1	(144.2)	—
Other noncurrent liabilities	—	76.4	42.3	79.1	—	197.8
Total liabilities	—	1,001.4	419.5	475.1	(459.8)	1,436.2
Stockholders’ equity	592.6	592.6	614.5	597.7	(1,804.8)	592.6
Total liabilities and stockholders’ equity	$592.6	$1,594.0	$1,034.0	$1,072.8	$(2,264.6)	$2,028.8

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Condensed Statement of Cash Flows for the period February 20 to December 31, 2010 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$(47.5)	$(28.4)	$14.5	$7.9	$(53.5)
Net change in cash due to discontinued operating activities	—	5.6	3.8	(9.5)	—	(0.1)
Net change in cash due to operating activities	—	(41.9)	(24.6)	5.0	7.9	(53.6)
Net change in cash due to continuing investing activities	—	(14.1)	24.4	(1.5)	—	8.8
Net change in cash due to discontinued investing activities	—	—	(1.0)	—	—	(1.0)
Net change in cash due to investing activities	—	(14.1)	23.4	(1.5)	—	7.8
Net change in cash due to financing activities	—	(57.5)	—	—	—	(57.5)
Effect of exchange rate changes on cash and cash equivalents	—	1.3	—	9.7	(7.9)	3.1
Net change in cash and cash equivalents	—	(112.2)	(1.2)	13.2	—	(100.2)
Cash and cash equivalents at beginning of the period	—	177.0	5.0	87.6	—	269.6
Cash and cash equivalents at end of the period	$—	$64.8	$3.8	$100.8	$—	$169.4

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Condensed Statement of Cash Flows for the period January 1 to February 19, 2010 (Predecessor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$(23.5)	$(22.0)	$9.5	$8.0	$(28.0)
Net change in cash due to discontinued operating activities	—	3.4	10.3	4.5	—	18.2
Net change in cash due to operating activities	—	(20.1)	(11.7)	14.0	8.0	(9.8)
Net change in cash due to continuing investing activities	—	(1.6)	9.9	(16.9)	—	(8.6)
Net change in cash due to discontinued investing activities	—	—	(0.1)	—	—	(0.1)
Net change in cash due to investing activities	—	(1.6)	9.8	(16.9)	—	(8.7)
Net change in cash due to financing activities	—	(9.5)	—	—	—	(9.5)
Effect of exchange rate changes on cash and cash equivalents	—	3.1	—	5.1	(8.0)	0.2
Net change in cash and cash equivalents	—	(28.1)	(1.9)	2.2	—	(27.8)
Cash and cash equivalents at beginning of the period	—	205.1	6.9	85.4	—	297.4
Cash and cash equivalents at end of the period	$—	$177.0	$5.0	$87.6	$—	$269.6

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Statement of Operations for the six months ended December 31, 2009 (Predecessor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$38.4	$289.1	$605.7	$(4.4)	$928.8
Product, distribution and editorial expenses	—	(15.5)	164.5	248.0	(4.4)	392.6
Promotion, marketing and administrative expenses	—	44.0	110.2	326.7	—	480.9
Impairment of assets	—	—	—	61.1	—	61.1
Other operating items, net	—	7.1	(2.8)	(0.3)	—	4.0
Operating income (loss)	—	2.8	17.2	(29.8)	—	(9.8)

Interest expense	7.9	34.0	—	3.9	—	45.8
Other (income) expense, net	—	(16.7)	(9.6)	23.1	—	(3.2)
Reorganization costs	—	59.4	(0.9)	—	—	58.5
Loss from investment in subsidiaries	84.5	8.4	2.3	—	(95.2)	—
(Loss) income before income taxes and discontinued operations	(92.4)	(82.3)	25.4	(56.8)	95.2	(110.9)

Income tax expense (benefit)	—	2.2	(11.3)	(6.1)	—	(15.2)
(Loss) income from continuing operations before discontinued operations	(92.4)	(84.5)	36.7	(50.7)	95.2	(95.7)

Income (loss) from discontinued operations, net of taxes	—	—	5.0	(1.7)	—	3.3
Net (loss) income	$(92.4)	$(84.5)	$41.7	$(52.4)	$95.2	$(92.4)

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Condensed Statement of Cash Flows for the six months ended December 31, 2009 (Predecessor Company):

	Guarantor Parent HoldCo	Issuer Parent- RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$22.3	$(33.6)	$19.3	$10.7	$18.7
Net change in cash due to discontinued operating activities	—	(1.9)	28.7	(3.1)	—	23.7
Net change in cash due to operating activities	—	20.4	(4.9)	16.2	10.7	42.4
Net change in cash due to continuing investing activities	—	(2.5)	7.6	(2.4)	—	2.7
Net change in cash due to discontinued investing activities	—	—	(0.2)	—	—	(0.2)
Net change in cash due to investing activities	—	(2.5)	7.4	(2.4)	—	2.5
Net change in cash due to financing activities	—	137.4	—	(2.7)	—	134.7
Effect of exchange rate changes on cash and cash equivalents	—	(2.4)	0.1	13.1	(10.7)	0.1
Net change in cash and cash equivalents	—	152.9	2.6	24.2	—	179.7
Cash and cash equivalents at beginning of the period	—	52.2	4.3	61.2	—	117.7
Cash and cash equivalents at end of the period	$—	$205.1	$6.9	$85.4	$—	$297.4

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Statement of Operations for the six months ended December 31, 2008 (Predecessor Company) (unaudited):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$42.5	$321.5	$667.6	$(5.8)	$1,025.8
Product, distribution and editorial expenses	—	34.1	143.5	276.3	(5.8)	448.1
Promotion, marketing and administrative expenses	—	51.4	138.9	374.5	—	564.8
Other operating items, net	—	3.1	0.4	17.0	—	20.5
Operating (loss) income	—	(46.1)	38.7	(0.2)	—	(7.6)

Interest expense	23.3	73.8	0.1	6.7	—	103.9
Other (income) expense, net	—	(0.4)	(12.4)	10.8	—	(2.0)
Loss (income) from investment in subsidiaries	190.6	90.8	(0.2)	—	(281.2)	—
(Loss) income before income taxes and discontinued operations	(213.9)	(210.3)	51.2	(17.7)	281.2	(109.5)

Income tax expense	—	2.6	4.9	5.9	—	13.4
(Loss) income from continuing operations before discontinued operations	(213.9)	(212.9)	46.3	(23.6)	281.2	(122.9)

Income (loss) from discontinued operations, net of taxes	—	22.3	(101.7)	(11.6)	—	(91.0)
Net loss	$(213.9)	$(190.6)	$(55.4)	$(35.2)	$281.2	$(213.9)

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Condensed Statement of Cash Flows for the six months ended December 31, 2008 (Predecessor Company) (unaudited):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$(113.5)	$16.1	$(18.3)	$—	$(115.7)
Net change in cash due to discontinued operating activities	—	(2.1)	(10.1)	(7.7)	—	(19.9)
Net change in cash due to operating activities	—	(115.6)	6.0	(26.0)	—	(135.6)
Net change in cash due to continuing investing activities	—	94.1	(1.7)	13.4	—	105.8
Net change in cash due to discontinued investing activities	—	—	(2.0)	—	—	(2.0)
Net change in cash due to investing activities	—	94.1	(3.7)	13.4	—	103.8
Net change in cash due to financing activities	—	7.4	—	10.6	—	18.0
Effect of exchange rate changes on cash and cash equivalents	—	16.4	—	(13.4)	—	3.0
Net change in cash and cash equivalents	—	2.3	2.3	(15.4)	—	(10.8)
Cash and cash equivalents at beginning of the period	—	4.5	3.9	65.1	—	73.5
Cash and cash equivalents at end of the period	$—	$6.8	$6.2	$49.7	$—	$62.7

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Statement of Operations for the year ended June 30, 2009 (Predecessor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$40.4	$649.0	$1,234.8	$(10.0)	$1,914.2
Product, distribution and editorial expenses	—	(17.5)	351.2	507.6	(10.0)	831.3
Promotion, marketing and administrative expenses	—	91.1	247.6	652.2	—	990.9
Impairment of assets	—	—	341.7	597.7	—	939.4
Other operating items, net	—	13.2	1.2	15.5	—	29.9
Operating loss	—	(46.4)	(292.7)	(538.2)	—	(877.3)

Interest expense	48.1	143.1	—	11.1	—	202.3
Other (income) expense, net	—	(0.5)	(27.0)	41.9	—	14.4
Loss (income) from investment in subsidiaries	1,198.4	1,010.3	(0.6)	—	(2,208.1)	—
Loss before income taxes and discontinued operations	(1,246.5)	(1,199.3)	(265.1)	(591.2)	2,208.1	(1,094.0)

Income tax expense (benefit)	—	7.7	9.8	(45.7)	—	(28.2)
Loss from continuing operations before discontinued operations	(1,246.5)	(1,207.0)	(274.9)	(545.5)	2,208.1	(1,065.8)

Income (loss) from discontinued operations, net of taxes	—	8.6	(173.7)	(15.6)	—	(180.7)
Net loss	$(1,246.5)	$(1,198.4)	$(448.6)	$(561.1)	$2,208.1	$(1,246.5)

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Consolidated Condensed Statement of Cash Flows for the year ended June 30, 2009 (Predecessor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$(140.9)	$10.7	$5.6	$—	$(124.6)
Net change in cash due to discontinued operating activities	—	(11.2)	(8.3)	(9.1)	—	(28.6)
Net change in cash due to operating activities	—	(152.1)	2.4	(3.5)	—	(153.2)
Net change in cash due to continuing investing activities	—	103.5	1.9	10.7	—	116.1
Net change in cash due to discontinued investing activities	—	1.6	(3.7)	—	—	(2.1)
Net change in cash due to investing activities	—	105.1	(1.8)	10.7	—	114.0
Net change in cash due to financing activities	—	88.9	—	(8.1)	—	80.8
Effect of exchange rate changes on cash and cash equivalents	—	5.6	—	(3.0)	—	2.6
Net change in cash and cash equivalents	—	47.5	0.6	(3.9)	—	44.2
Cash and cash equivalents at beginning of the period	—	4.5	3.9	65.1	—	73.5
Cash and cash equivalents at end of the period	$—	$52.0	$4.5	$61.2	$—	$117.7

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 27                  Selected Quarterly Financial Data (Unaudited)

	2011 Quarters
	Successor Company
	First (a)	Second (a)	Third (a)	Fourth
Revenue	$285.1	$390.1	$329.5	$433.5
Operating (loss) profit	(54.7)	(221.2)	(52.1)	35.1
Loss from continuing operations	(74.6)	(202.8)	(65.3)	(1.5)
(Loss) income from discontinued operations	(7.1)	(37.7)	(11.5)	7.3
Net (loss) income	(81.7)	(240.5)	(76.8)	5.8

	2010 Quarters
	Predecessor Company	Successor Company
	January 1 to February 19, 2010 (a)	February 20 to March 31, 2010 (a)	Second (a)	Third (a)	Fourth (a)
Revenue	$213.0	$127.0	$375.6	$301.1	$451.7
Operating (loss) profit	(31.5)	(4.3)	(8.7)	(55.4)	36.3
Income (loss) from continuing operations	1,640.5	(14.3)	6.3	(57.5)	41.1
Income (loss) from discontinued operations	153.1	0.5	6.2	(29.3)	17.4
Net income (loss)	1,793.6	(13.8)	12.5	(86.8)	58.5

(a)

Revenue and operating (loss) profit varies from previously reported amounts as a result of Allrecipes.com, LED and Weekly Reader being classifield as discontinued operations in the fourth quarter of 2011.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 28                 Subsequent Events

On January 23, 2012, the Company entered into a definitive Stock Purchase Agreement (“Agreement”) relating to the sale of Allrecipes.com, for $175.0 in cash, subject to adjustment in accordance with the terms and provisions of the Agreement. The sale closed on February 29, 2012. Allrecipes.com was considered to be a business held for sale and classified within discontinued operations as of December 31, 2011.  We have calculated a preliminary gain of $54.8 on the sale of Allrecipes.com, net of taxes.

On February 8, 2012, the Company sold Weekly Reader. Weekly Reader was considered to be a business held for sale and classified within discontinued operations as of December 31, 2011.  The impact of this sale was immaterial.

On March 6, 2012, the Company executed repayment of the 2011 Secured Term Loan, using net proceeds from our Allrecipes.com sale.  Our repayment included $45.0 to satisfy the principal debt, along with $5.0 due under the early repayment provisions.

On March 16, 2012, the Company obtained a waiver for the financial covenant test as of December 31, 2011 within the 2011 Unsecured Term Loan. On March 24, 2012, we amended the 2011 Unsecured Term Loan to increase the senior secured leverage ratio for the quarter ended March 31, 2012 and thereafter.

On March 21, 2012, the Company executed payment of its Senior Credit Facility, using $35.0 of net proceeds from our Allrecipes.com sale and we cash-collateralized our letters of credit, $11.4 as of March 21, 2012, which had been issued under the Senior Credit Facility.

Schedule II — Valuation and Qualifying Accounts

The changes in reserves for accounts receivable were as follows:

Reserve for returns	Beginning reserve for returns	Additions to allowance	Actual returns	Ending reserve for returns

Year ended December 31, 2011 (Successor Company)	$(67.1)	$(408.6)	$412.7	$(63.0)
Period February 20 to December 31, 2010 (Successor Company)	(64.2)	(339.9)	337.0	(67.1)
Period January 1 to February 19, 2010 (Predecessor Company)	(60.1)	(61.7)	57.6	(64.2)
Six months ended December 31, 2009 (Predecessor Company)	(67.9)	(205.6)	213.4	(60.1)
Six months ended December 31, 2008 (Predecessor Company) (unaudited)	(66.0)	(224.2)	222.3	(67.9)
Year ended June 30, 2009 (Predecessor Company)	(68.3)	(459.6)	461.9	(66.0)

Reserve for bad debts and allowances	Beginning reserve for bad debt	Additions to allowance	Actual bad debt	Ending reserve for bad debt

Year ended December 31, 2011 (Successor Company)	$(100.2)	$(65.8)	$84.0	$(82.0)
Period February 20 to December 31, 2010 (Successor Company)	(100.9)	(65.9)	66.6	(100.2)
Period January 1 to February 19, 2010 (Predecessor Company)	(110.9)	(5.5)	15.5	(100.9)
Six months ended December 31, 2009 (Predecessor Company)	(115.5)	(45.6)	50.2	(110.9)
Six months ended December 31, 2008 (Predecessor Company) (unaudited)	(114.3)	(51.4)	50.2	(115.5)
Year ended June 30, 2009 (Predecessor Company)	(133.0)	(96.3)	115.0	(114.3)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2012.

RDA HOLDING CO.

By:	/s/ Robert Guth
Name: Robert Guth
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Director	March 29, 2012
/s/ Robert Guth	(Principal Executive Officer)
Robert Guth

	Executive Vice President and Chief	March 29, 2012
/s/ Paul Tomkins	Financial Officer (Principal Financial Officer)
Paul Tomkins

	Vice President and Controller	March 29, 2012
/s/ Bryan Berndt	(Principal Accounting Officer)
Bryan Berndt

/s/ Randall Curran	Chairman of the Board	March 29, 2012
Randall Curran

/s/ William Drewry	Director	March 29, 2012
William Drewry

/s/ Keith Richman	Director	March 29, 2012
Keith Richman

/s/ Ryan Schaper	Director	March 29, 2012
Ryan Schaper

/s/ Doug Teitelbaum	Director	March 29, 2012
Doug Teitelbaum

/s/ Martin Wade	Director	March 29, 2012
Martin Wade

EXHIBIT INDEX

Exhibit Number	Description
2.1

Third Amended and Restated Joint Chapter 11 Plan of Reorganization of The Reader’s Digest Association, Inc. and its Debtor Affiliates (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

3.1

Amended and Restated Certificate of Incorporation of RDA Holding Co. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

3.2	By-laws of RDA Holding Co. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).
4.1

Indenture governing the Floating Rate Senior Secured Notes due 2017, dated as of February 11, 2010, by and among RD Escrow Corporation, The Reader’s Digest Association, Inc., RDA Holding Co., the subsidiary guarantors named therein, Wells Fargo Bank, National Association, as trustee and Wilmington Trust FSB as collateral agent (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

4.2

Supplemental Indenture dated as of July 27, 2010, by and among Taste of Home Media Group, LLC, The Reader’s Digest Association, Inc., RDA Holding Co., the subsidiary guarantors named therein, Wells Fargo Bank, National Association, as trustee and Wilmington Trust FSB as collateral agent (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

4.3†

Second Supplemental Indenture dated as of September 26, 2011 by and among RDA Digital, LLC, The Reader’s Digest Association, Inc., RDA Holding Co., the subsidiary guarantors named therein, Wells Fargo Bank, National Association, as trustee and Wilmington Trust, National Association as collateral agent.

4.4	Form of Note (included in Exhibit 4.1 above).
4.5

Registration Rights Agreement, dated as of February 11, 2010, by and among The Reader’s Digest Association, Inc., the subsidiary guarantors named therein, and the initial purchasers named therein, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Moelis & Company LLC and the several other initial purchasers named therein (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

4.6

Security Agreement dated as of February 19, 2010, among RDA Holding Co., The Reader’s Digest Association, Inc., the persons listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as trustee, and Wilmington Trust FSB, as collateral agent (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.1*	RDA Holding Co. 2010 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).
10.2*

Form of Restricted Share Unit Award Agreement under the RDA Holding Co. 2010 Equity Incentive Plan (filed as Exhibit 10.2) to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.3*

Form of Option Award Agreement under the RDA Holding Co. 2010 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.4

Form of Indemnification Agreement between The Reader’s Digest Association, Inc. or RDA Holding Co. (as applicable) and individual directors and Named Executive Officers (filed as Exhibit 10.27 to The Reader’s Digest Association, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-10434), and incorporated by reference herein).

10.5

FlexNet Program summary description (filed as Exhibit 10.28 to The Reader’s Digest Association, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-10434), and incorporated by reference herein).

10.6

Financial counseling plan summary description (filed as Exhibit 10.29 to The Reader’s Digest Association, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-10434), and incorporated by reference herein).

10.7*	The Reader’s Digest Association, Inc. Executive Severance Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).
10.8

Revolving Credit and Guarantee Agreement, dated as of February 19, 2010, among RDA Holding Co., The Reader’s Digest Association, Inc., the subsidiary guarantors from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.9

First Amendment dated as of March 31, 2010 to the Revolving Credit and Guarantee Agreement, dated as of February 19, 2010, among RDA Holding Co., The Reader’s Digest Association, Inc., the subsidiary guarantors from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference). Second Amendment dated as of May 11, 2011 to the Revolving Credit and Guarantee Agreement, dated as of February 19,

10.10

2010, among RDA Holding Co., The Reader’s Digest Association, Inc., the subsidiary guarantors from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.1 to The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 333-170143), and incorporated by reference herein).

10.11

Stockholders Agreement, among RDA Holding Co. and the stockholders party thereto, dated as of February 19, 2010 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.12

Amendment No. 1 dated as of July 19, 2010, to Stockholders Agreement among RDA Holding Co. and the stockholders party thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.13*

Separation Agreement by and among The Reader’s Digest Association, Inc., RDA Holding Co. and Mary G. Berner, dated April 24, 2011 (filed as Exhibit 10.1 to The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 333-170143), and incorporated by reference herein).

10.14*

Cooperation Agreement by and among The Reader’s Digest Association, Inc., RDA Holding Co. and Mary G. Berner, dated April 24, 2011 (filed as Exhibit 10.1 to The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 333-170143), and incorporated by reference herein).

10.15*

Employment Agreement dated as of July 20, 2011, between The Reader’s Digest Association, Inc., RDA Holding Co. and Tom Williams (filed as Exhibit 10.1 to The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 333-170143), and incorporated by reference herein).

10.16*

Letter Agreement by and among The Reader’s Digest Association, Inc., RDA Holding Co. and Tom Williams (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-170143) filed with the SEC on September 14, 2011).

10.17

Registration Rights Agreement by and among RDA Holding Co. and the holders named therein, dated as of February 19, 2010 (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (File No. 333-170143) and incorporated herein by reference).

10.18

Term Loan and Guarantee Agreement, dated August 12, 2011, by and among the RDA Holding Co., The Reader’s Digest Association, Inc., Luxor Capital Group as administrative agent, the guarantors named therein and the lenders thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-170143) filed with the SEC on August 18, 2011 and incorporated herein by reference).

10.19

Unsecured Term Loan and Guarantee Agreement, dated August 12, 2011, by and among the RDA Holding Co., The Reader’s Digest Association, Inc., Luxor Capital Group as administrative agent, the guarantors named therein and the lenders thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-170143) filed with the SEC on August 18, 2011 and incorporated herein by reference).

10.20	Form of Class A Warrant Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-170143) filed with the SEC on August 18, 2011 and incorporated herein by reference).
10.21	Form of Class A Warrant Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-170143) filed with the SEC on August 18, 2011 and incorporated herein by reference).
21.1†	List of Subsidiaries.
31.1†	Certification of the Chief Executive Officer of the Company filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer of the Company filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†**	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†**	Certification of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

†                                          Filed herewith.

**                                  In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.