Form 10-Q
period 2012-03-31
RDA Holding Co.
filed 2012-05-08
CIK 1503813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of May 1, 2012, there was no public trading market for the registrant’s common stock.  There were 24,378,151 and 2,063,533 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding on May 1, 2012.

RDA Holding Co., and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in millions)

(unaudited)

	Successor Company
	Three months ended March 31,
	2012	2011

Revenue	$241.8	$283.8

Product, distribution and editorial expenses	117.6	137.6
Promotion, marketing and administrative expenses	180.2	195.7
Other operating items, net	0.8	4.6
Operating loss	(56.8)	(54.1)
Interest expense	17.4	13.8
Other (income) expense, net	(2.4)	1.5
Loss before income taxes and discontinued operations	(71.8)	(69.4)
Income tax benefit	(16.2)	(13.9)
Loss from continuing operations before discontinued operations	(55.6)	(55.5)
Income (loss) from discontinued operations, net of taxes	47.8	(26.2)
Net loss	$(7.8)	$(81.7)

Comprehensive income (loss)	$7.9	$(48.8)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Balance Sheets

(in millions, except share and per share amounts)

(unaudited)

	Successor Company
	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$153.9	$112.3
Restricted cash	76.4	5.4
Accounts receivable, net	138.6	183.8
Inventories	69.4	63.8
Prepaid and deferred promotion costs	26.9	28.8
Prepaid expenses and other current assets	115.4	103.1
Assets held for sale	24.0	132.7
Total current assets	604.6	629.9
Property and equipment, net	52.1	52.0
Restricted cash	7.2	6.7
Goodwill	396.5	390.7
Other intangible assets, net	301.9	307.4
Prepaid pension assets	139.6	135.5
Other noncurrent assets	44.6	41.9
Total assets	$1,546.5	$1,564.1
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$0.5	$—
Accounts payable	125.5	137.6
Accrued expenses	132.4	133.8
Income taxes payable	11.0	8.8
Unearned revenue	244.6	235.3
Other current liabilities	21.8	22.0
Liabilities held for sale	15.9	22.9
Total current liabilities	551.7	560.4
Long-term debt	570.2	603.8
Unearned revenue	95.8	89.6
Accrued pension	4.7	4.4
Postretirement and postemployment benefits other than pensions	8.7	9.2
Other noncurrent liabilities	163.6	154.1
Total liabilities	1,394.7	1,421.5
Common stock (Series A (voting) $0.001 par value: authorized - 39,000,000 shares; issued - 25,436,467 shares; outstanding - 24,378,151 shares)	—	—
Common stock (Series B (non-voting) $0.001 par value: authorized - 3,000,000 shares; issued and outstanding - 2,063,533 shares)	—	—
Treasury stock, at cost: 1,058,316 shares	(30.7)	(30.7)
Paid-in capital, including warrants	595.6	594.3
Accumulated deficit	(430.6)	(422.8)
Accumulated other comprehensive income	17.5	1.8
Total stockholders’ equity	151.8	142.6
Total liabilities and stockholders’ equity	$1,546.5	$1,564.1

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Successor Company
	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(7.8)	$(81.7)
Adjustments to reconcile net loss to operating cash flows:
(Income) loss from discontinued operations, net of taxes	(47.8)	26.2
Depreciation and amortization	15.4	16.4
Benefit for deferred income taxes	(5.8)	(17.8)
Amortization of debt discounts	0.8	0.4
Amortization of debt issuance costs	2.3	0.7
Loss on derivatives and warrants	0.5	—
Stock-based compensation expense	4.6	1.6
Net gain on sale or disposal of certain assets	(1.0)	(1.1)
Changes in assets and liabilities, net of effects of dispositions:
Restricted cash	(0.1)	(0.4)
Accounts receivable, net	47.9	36.7
Inventories	(3.5)	(7.8)
Prepaid and deferred promotion costs	2.9	1.3
Other assets	(13.1)	(28.4)
Unearned revenue	21.6	39.5
Income taxes	(20.4)	(1.2)
Accounts payable and accrued expenses	(28.0)	(14.5)
Other liabilities	4.8	(2.2)
Net change in cash due to continuing operating activities	$(26.7)	$(32.3)
Net change in cash due to discontinued operating activities	(1.9)	(2.6)
Net change in cash due to operating activities	$(28.6)	$(34.9)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Successor Company
	Three months ended March 31,
	2012	2011
Cash flows from investing activities:
Capital expenditures	$(2.6)	$(4.9)
Proceeds from sale of a business	175.0	—
Proceeds from sale of assets	1.2	8.4
Investing restricted cash	(59.1)	—
Net change in cash due to continuing investing activities	$114.5	$3.5
Net change in cash due to discontinued investing activities	2.1	(0.3)
Net change in cash due to investing activities	$116.6	$3.2

Cash flows from financing activities:
Proceeds from borrowings	50.0	—
Repayments of long-term revolving credit facility	(35.0)	—
Debt payments to related parties	(45.0)	—
Cash paid for financing fees	(2.4)	(0.2)
Repurchase of Successor Company common stock	—	(43.3)
Tax effect of stock compensation	1.1	—
Financing restricted cash	(11.9)	—
Payment of prepayment penalty to related parties	(5.0)	—
Net change in cash due to continuing financing activities	$(48.2)	$(43.5)
Net change in cash due to discontinued financing activities	(0.2)	—
Net change in cash due to financing activities	$(48.4)	$(43.5)
Effect of exchange rate changes on cash and cash equivalents	2.0	4.4
Net change in cash and cash equivalents	41.6	(70.8)
Cash and cash equivalents at beginning of period	112.3	169.4
Cash and cash equivalents at end of period	$153.9	$98.6
Supplemental information
Cash paid for interest	$15.0	$12.7
Cash paid for income taxes	$0.1	$4.0

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Note 1                    Organization and Summary of Significant Accounting Policies

Organization and Business

RDA Holding Co. is principally a holding company.  We conduct our operations primarily through our wholly-owned subsidiary, The Reader’s Digest Association, Inc. (“RDA”), and subsidiaries of RDA.  RDA Holding Co.’s primary asset is its sole ownership of all issued and outstanding shares of common stock of RDA.  References in the Notes to Consolidated Financial Statements to “we,” “us,” “our,” “HoldCo” and the “Company” are to RDA Holding Co., and its subsidiaries.

We are a global, multi-brand and multi-platform media and direct marketing company that educates, entertains and connects audiences around the world. We are dedicated to providing our customers with the inspiration, ideas and tools to simplify and enrich their lives. We produce and sell print and digital magazines, books, music and videos through multiple channels, such as direct mail (including catalogs), the Internet and retail. Through trusted partners and sourcing experts, we co-brand, market and sell other consumer goods and financial services.

On March 30, 2012, the Company entered into a credit and guarantee agreement, providing the Company with a $50.0 secured term loan and an $11.0 letter of credit facility.  See Note 7, Debt, for further information.

On March 21, 2012, the Company repaid and terminated its Senior Credit Facility (as defined in Note 7, Debt), using $35.0 of net proceeds from our Allrecipes.com sale.  In addition, we cash-collateralized our letters of credit, $11.4 as of March 21, 2012, which had been issued under the Senior Credit Facility and which we intend to reissue under our $11.0 letter of credit facility.  See Note 7, Debt, for further information.

On March 24, 2012, we amended the 2011 Unsecured Term Loan to increase the senior secured leverage ratio for the quarter ended March 31, 2012 and thereafter.  See Note 7, Debt, for further information.

On March 6, 2012, the Company executed repayment of the 2011 Secured Term Loan (as defined in Note 7, Debt), using net proceeds from our Allrecipes.com sale. Our repayment included $45.0 to satisfy the principal debt, along with $5.0 due under the early repayment provisions.  See Note 7, Debt, for further information.

On February 29, 2012, the Company sold Allrecipes.com, for $175.0 in cash, subject to adjustment in accordance with the terms and provisions of the Stock Purchase Agreement.  Allrecipes.com was considered to be a business held for sale and classified within discontinued operations as of December 31, 2011. The sale of Allrecipes.com resulted in a gain of $51.1, net of taxes.  See Note 4, Discontinued Operations and Assets Held for Sale, for further information.

On February 8, 2012, the Company sold Weekly Reader. Weekly Reader was considered to be a business held for sale and classified within discontinued operations as of December 31, 2011. The impact of this sale was not material.  See Note 4, Discontinued Operations and Assets Held for Sale, for further information.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Basis of Presentation

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information.  These unaudited interim consolidated financial statements should be read in conjunction with the audited December 31, 2011 consolidated financial statements and accompanying notes, contained in our annual report filed on Form 10-K on March 29, 2012.

We typically generate our strongest revenue in the fourth calendar quarter due to consumer purchases during the holiday season.  Within our North America segment, our revenue and profitability is strongest in the fourth quarter, followed by the second quarter, due to the increased number of magazine issues within each of those quarters, coupled with the timing of year end annual publications and consumer holiday purchases in the fourth quarter.  Our international segments are also seasonal, with fluctuations in profits as a result of the timing of customer acquisition mailings (generally made in the first and third quarters, depressing profits in those quarters as a result), and revenue tends to be strongest in the fourth quarter due to holiday consumer purchases.

Our businesses are structured into the following three reportable segments: North America, Europe and Asia Pacific & Latin America (“APLA”).  See Note 13, Segments, for further information.

As discussed in Note 2, Reorganization and Emergence from Chapter 11, in our audited December 31, 2011 consolidated financial statements, the Company emerged from chapter 11 bankruptcy protection on February 19, 2010 (“Effective Date”), and adopted fresh start accounting in accordance with ASC Topic 852, Reorganizations (“ASC 852”). The adoption of fresh start accounting resulted in our becoming a new entity for financial reporting purposes.

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

As discussed in Note 3, Fresh Start Accounting and Reorganization Items, in our audited December 31, 2011 consolidated financial statements, the basis to determine enterprise value and the values of various tangible and intangible assets were determined using a number of factors, including the use of certain valuation methodologies and certain operational assumptions and estimates.  Due to the many variables inherent in the estimation of fair value, differences in assumptions and estimates may have a material effect on the result of our future goodwill and intangible asset impairment tests.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which represents an update to ASC 350, Intangibles—Goodwill and Other.  ASU 2011-08 simplifies how entities test goodwill for impairment.  ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform a two-step goodwill impairment test.  ASU 2011-08 is effective for the Company in the first quarter of its fiscal year ending December 31, 2012.  The Company adopted this guidance effective January 1, 2012, and it did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which represents an update to ASC 220, Comprehensive Income (“ASC 220”).  ASU 2011-05 provides new disclosure guidance for comprehensive income, requiring presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  An entity will have the option to present these items in one continuous statement or two separate but consecutive statements.  An entity will no longer be permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which represents an update to ASC 220. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  These updates are effective for fiscal years beginning after December 15, 2011 and for interim periods within those years.  The Company adopted this guidance effective January 1, 2012, and it did not have a material impact on our consolidated financial statements.

Note 2                    Other Operating Items, Net

Items included in other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iii) gain or loss on the sale or disposal of assets; and (iv) pension curtailments.  The table below reflects our other operating items, net:

	Successor Company
	Three months ended March 31,
	2012	2011
Restructuring charges	$1.2	$3.7
Professional fees and contractual charges related to reorganization and restructuring	0.7	2.0
Sale or disposal of certain assets	(1.0)	(1.1)
Pension curtailments	(0.1)	—
Total	$0.8	$4.6

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

For the three months ended March 31, 2012, we recorded new restructuring activities of $3.2, primarily related to severance, principally related to continued headcount reductions in North America; with an adjustment to sublease assumptions associated with the abandonment of one floor of our White Plains, New York facility. The associated employee severance payments are expected to be substantially completed by the end of 2012. During the quarter, we also reversed $2.0 in accrued severance, primarily related to 2011 Successor Company initiatives, mainly due to several employee resignations.

For the three months ended March 31, 2011, we recorded new restructuring activities of $3.7. This was primarily related to $2.2 in severance, principally due to continued headcount reductions in our Europe and APLA regions. Additionally, we recorded $0.9 in contractual charges related to the abandonment of one floor of our White Plains, New York facility, due to additional charges to ready the space for sublease and adjustments to our expected sublease income; along with $0.6 in contractual charges related to abandonment of leases in APLA and North America.

The table below reflects changes in our restructuring accruals, by type of initiative, for the Successor Company, for the three months ended March 31, 2012:

	Successor Company
	Severance				Contracts
	2011	2010			2011	2010
	Successor Company Initiatives	Successor Company Initiatives	Predecessor Company Initiatives	Total Severance	Successor Company Initiatives	Successor Company Initiatives	Predecessor Company Initiatives	Total Contracts	Grand Total
Balance at December 31, 2011	$25.7	$1.0	$0.6	$27.3	$0.9	$5.3	$—	$6.2	$33.5
Accruals, net	0.4	(0.3)	—	0.1	—	1.1	—	1.1	1.2
Spending	(5.7)	(0.4)	—	(6.1)	—	(0.4)	—	(0.4)	(6.5)
Balance at March 31, 2012	$20.4	$0.3	$0.6	$21.3	$0.9	$6.0	$—	$6.9	$28.2

Cumulative Accounts
Predecessor Company’s liabilities assumed in fresh start accounting	$—	$—	$14.3	$14.3	$—	$—	$0.3	$0.3	$14.6
Accruals, net	34.3	22.3	(5.8)	50.8	1.4	7.8	(0.2)	9.0	59.8
Spending	(13.9)	(22.0)	(7.9)	(43.8)	(0.5)	(1.8)	(0.1)	(2.4)	(46.2)
Balance at March 31, 2012	$20.4	$0.3	$0.6	$21.3	$0.9	$6.0	$—	$6.9	$28.2

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

The table below reflects changes in our restructuring accruals, by reportable segment, for the Successor Company, for the three months ended March 31, 2012:

	Successor Company
	Severance				Contracts
	North America	Europe	APLA	Total Severance	North America	Europe	APLA	Total Contracts	Grand Total
Balance at December 31, 2011	$4.6	$19.4	$3.3	$27.3	$5.3	$0.9	$—	$6.2	$33.5
Accruals, net	1.7	(1.2)	(0.4)	0.1	1.1	—	—	1.1	1.2
Spending	(1.6)	(2.8)	(1.7)	(6.1)	(0.4)	—	—	(0.4)	(6.5)
Balance at March 31, 2012	$4.7	$15.4	$1.2	$21.3	$6.0	$0.9	$—	$6.9	$28.2

Cumulative Accounts
Predecessor Company’s liabilities assumed in fresh start accounting	$1.7	$11.3	$1.3	$14.3	$—	$—	$0.3	$0.3	$14.6
Accruals, net	17.8	25.1	7.9	50.8	7.9	1.0	0.1	9.0	59.8
Spending	(14.8)	(21.0)	(8.0)	(43.8)	(1.9)	(0.1)	(0.4)	(2.4)	(46.2)
Balance at March 31, 2012	$4.7	$15.4	$1.2	$21.3	$6.0	$0.9	$—	$6.9	$28.2

Note 3                    Income Tax

For the three months ended March 31, 2012 and 2011, the Company recorded income tax benefits of $16.2 and $13.9, respectively, which were primarily driven by the Company’s jurisdictional earnings mix of foreign earnings at a low taxed rate and domestic losses at a higher taxed rate. The reported benefit for the three months ended March 31, 2012 reflects a $10.6 tax benefit related to our domestic continuing operations, which is supported by taxable income generated by the sale of Allrecipes.com, which is included as a component of discontinued operations; as well as a discrete tax benefit of $4.7 related to the reversal of reserves for uncertain tax positions, as discussed below.  The income tax benefit recorded in the three months ended March 31, 2012 also reflects the limitation under GAAP that the tax benefit for the year-to-date loss cannot be greater than the anticipated full year benefit.

We consider many factors when evaluating and estimating our uncertain tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.  During the three months ended March 31, 2012, we settled foreign tax litigation related to the years 2007 and 2008, resulting in a $4.7 decrease in the amount of unrecognized tax benefits related to this item.  The amount of unrecognized tax benefits, including interest from uncertain tax positions at March 31, 2012 and December 31, 2011, are $22.8 and $26.9, respectively.

Note 4                    Discontinued Operations and Assets Held for Sale

During the three months ended March 31, 2012, we closed our Worldwide Country Tours and Reader’s Digest Bulgaria businesses. These businesses met the criteria under ASC 205, Presentation of Financial Statements, for discontinued operations classification. There is no expectation of continuing cash flows or operations after the closure.

On February 29, 2012, the Company sold Allrecipes.com, for $175.0 in cash, subject to adjustment in accordance with the terms and provisions of the Stock Purchase Agreement.  The sale of Allrecipes.com resulted in a gain of $51.1, net of taxes.

On February 8, 2012, the Company sold Weekly Reader for $3.6; $2.6 was received at closing, with an additional payment of $1.0 due in May 2012.  The sale of Weekly Reader resulted in a loss of $1.5, net of taxes.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

During the year ended December 31, 2011, the Company committed to a plan to sell Allrecipes.com, Lifestyle and Entertainment Direct (“LED”) and Weekly Reader.  We met the criteria under ASC 360, Property, Plant, and Equipment (“ASC 360”) to classify these businesses as held for sale.  There is no expectation of continuing cash flows or involvement in the operations after they are sold.  The LED business is classified as held for sale at March 31, 2012.

Income (loss) from discontinued operations, net of taxes, was as follows:

	Successor Company
	Three months ended March 31,
	2012	2011
Revenue	$35.6	$42.2
Loss from discontinued operations before income taxes and gain on sales	(4.7)	(7.7)
Income tax (benefit) expense on discontinued operations	(2.9)	18.5
Loss from discontinued operations, net of taxes, before gain on sales	(1.8)	(26.2)
Gain on sales of divested businesses, net of taxes	49.6	—
Income (loss) from discontinued operations, net of taxes	$47.8	$(26.2)

Gain on the sales of divested businesses, net of taxes was as follows:

Successor Company
Three months ended March 31, 2012
Sales price	$178.6
Less: cash on hand	—
Net sales price	178.6
Net tangible assets	2.6
Associated intangible assets	88.6
Transaction costs	5.8
Gain on sales of divested businesses, before taxes	81.6
Income tax expense	32.0
Gain on sales of divested businesses, net of taxes	$49.6

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

The carrying amounts of major classes of assets and liabilities included in assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheets were as follows:

	Successor Company
	March 31, 2012	December 31, 2011

Assets held for sale
Accounts receivable, net	$8.6	$24.5
Inventories	4.8	5.6
Other current assets	7.1	7.3
Other non-current assets	1.8	3.6
Goodwill and other intangible assets, net	1.7	91.7
Total assets held for sale	$24.0	$132.7
Liabilities held for sale
Accounts payable	$8.2	$9.1
Accrued expenses	5.4	6.9
Deferred revenue	0.7	3.4
Other current liabilities	1.6	2.0
Other non-current liabilities	—	1.5
Total liabilities held for sale	$15.9	$22.9

Note 5                    Accounts Receivable, Net

The components of accounts receivable, net were as follows:

	Successor Company
	March 31, 2012	December 31, 2011
Gross trade accounts receivable	$266.9	$328.8
Reserve for returns	(49.0)	(63.0)
Reserve for bad debts and allowances	(79.3)	(82.0)
Total accounts receivable, net	$138.6	$183.8

Note 6                    Inventories

The components of inventories were as follows:

	Successor Company
	March 31, 2012	December 31, 2011
Raw materials	$1.9	$2.0
Work-in-progress	2.5	2.9
Finished goods	65.0	58.9
Total inventories	$69.4	$63.8

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Note 7                    Debt

The components of debt were as follows:

			Successor Company
	Interest Rate	Maturity	March 31, 2012	December 31, 2011
Senior Credit Facility	6.0%	February 2013	$—	$35.0
2011 Secured Term Loan	7.0%	November 2013	—	45.0
2011 Unsecured Term Loan	11.0%	May 2014	10.0	10.0
2012 Secured Term Loan	8.0%	March 2015	50.0	—
Senior Secured Notes	9.5%	February 2017	525.0	525.0
Discount on 2011 Secured Term Loan			—	(1.5)
Discount on 2011 Unsecured Term Loan			(2.3)	(2.6)
Discount on Senior Secured Notes			(12.0)	(12.5)
Fair Value of Embedded Derivative			—	5.4
Total Debt			570.7	603.8
Less: Current portion of 2012 Secured Term Loan			0.5	—
Long-term debt			$570.2	$603.8

Interest Expense

Interest expense primarily attributable to our outstanding debt was $17.4 and $13.8 for the three months ended March 31, 2012 and 2011, respectively, including the amortization of deferred financing fees and bond discount of $3.1 and $1.1, respectively.  The weighted average interest rates on our borrowings for the three months ended March 31, 2012 and 2011 were 9.1% and 9.5%, respectively.

2012 Secured Credit Facility

On March 30, 2012, the Company entered into a credit and guarantee agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent; the Guarantors (defined therein), Wells Fargo Principal Lending, LLC as issuing lender, and the lenders thereunder, providing the Company with a $50.0 million secured term loan (“2012 Secured Term Loan”) and an $11.0 million letter of credit facility (“Letter of Credit Facility” and together with the 2012 Secured Term Loan, the “2012 Secured Credit Facility”).  The 2012 Secured Credit Facility matures on March 30, 2015. The 2012 Secured Term Loan has a short-term repayment of $0.125 due quarterly, which is recorded in current portion of long-term debt in our consolidated balance sheets.  The term loans under the 2012 Secured Term Loan bear interest at a variable rate per annum, based upon the Company’s election of a prime rate or LIBOR (subject to a floor of 4.0% and 3.0%, respectively) plus 4.0% in the case of prime rate borrowings and 5.0% in the case of LIBOR borrowings.  The drawn letters of credit under the Letter of Credit Facility bear an interest rate of 6.0% per annum and the Letter of Credit Facility includes a utilization fee of 1.0% per annum, which will accrue on the total undrawn amount of the Letter of Credit Facility.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

The 2012 Secured Credit Facility is fully and unconditionally guaranteed on a first priority secured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The obligations and guaranty under the 2012 Secured Credit Facility are secured by a first priority security interest in the same collateral that secures our Senior Secured Notes.  The 2012 Secured Credit Facility and the Senior Secured Notes are secured by the same collateral and rank pari passu with each other under the documentation governing such collateral; however, the 2012 Secured Credit Facility constitutes “Priority Payment Lien Obligations” under such documentation and enjoys priority (“first out”) treatment with respect to post-default dispositions and realizations of collateral thereunder.

The 2012 Secured Credit Facility contains mandatory prepayment provisions in the event of certain events, including certain asset sales (excluding the sale of the LED business).  Subject to an exception for prepayments made from the Company’s Excess Cash Flow (as defined in the Credit Agreement), the Company will be required to pay a prepayment premium of 1.00% of the principal amount prepaid for any optional and mandatory prepayments prior to March 30, 2013.

2011 Credit Facilities

On August 12, 2011, the Company entered into a term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (defined therein); and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with a $45.0 secured term loan (“2011 Secured Term Loan”).  The 2011 Secured Term Loan would have matured in November 2013 and bore interest at the rate of 7.0% per annum.

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

In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants.  See Note 10, Common Stock Warrants for further information.

Luxor Capital Group and Point Lobos Capital and their affiliated funds are considered related parties due to their equity interest in the Company.  See Note 12, Related Party Transactions, for further information.

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

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

In October 2010, RDA Holding Co. and its subsidiaries filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, in connection with our offer to exchange up to $525.0 of our Senior Secured Notes for a like principal amount of Floating Rate Senior Secured Notes due 2017.  Our Form S-4 filing became effective in February 2011.

The Senior Secured Notes mature on February 15, 2017.  The Senior Secured Notes bear interest at a rate per annum equal to LIBOR (as defined, subject to a three month LIBOR floor of 3.0%) plus 6.5%.  The LIBOR component of the interest rate will be reset quarterly and commenced on May 15, 2010.

Senior Credit Facility

On February 19, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent; the Guarantors (which include us and are defined therein); J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (U.S.A.) LLC and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunners; and JPMorgan Chase Bank, N.A., Bank of America, N.A., Credit Suisse AG and Goldman Sachs Credit Partners L.P., as lenders, providing for a three year revolving credit facility (“Senior Credit Facility”) of up to $50.0 with a $25.0 letter of credit sub-facility.  On March 21, 2012, the Company repaid and terminated its Senior Credit Facility, using $35.0 of net proceeds from our Allrecipes.com sale and we cash-collateralized our letters of credit, $11.4 as of March 21, 2012, which had been issued under the Senior Credit Facility and which we intend to reissue under our Letter of Credit Facility.

Letters of Credit

As discussed above, as of March 31, 2012, there was $11.4 in cash-collateralized letters of credit.  There was $11.5 in standby letters of credit as of December 31, 2011, against the $25.0 letter of credit sub-facility of the Senior Credit Facility.  The letters of credit served as security, primarily related to real estate leases entered into by RDA, Direct Holdings, and Allrecipes.com, Inc.; and as security for surety bonds related to sweepstakes promotions and customs duties.

Fair Values

Our fair value measurements based on Level 2 of the fair value hierarchy included the Senior Secured Notes.  Based on quoted prices in markets that are not active, we estimated that the fair value of our $525.0 Senior Secured Notes was approximately $463.3 and $388.5, as of March 31, 2012 and December 31, 2011, respectively.

Our fair value measurements based on Level 3 of the fair value hierarchy included the 2012 Secured Term Loan, Senior Credit Facility, 2011 Secured Term Loan and 2011 Unsecured Term Loan.

We estimated that the fair value of our 2012 Secured Term Loan was $50.0 at March 31, 2012, based on the March 30, 2012 origination date.

We estimated that the fair value of our Senior Credit Facility was approximately $33.0 at December 31, 2011.  There was very limited trading activity on our Senior Credit Facility.

We estimated that the fair value of our 2011 Unsecured Term Loan was $9.0 and $8.8, as of March 31, 2012 and December 31, 2011, respectively.  We estimated that the fair value of our 2011 Secured Term Loan was $40.7 at December 31, 2011. There has been no trading activity on the 2011 Credit Facilities.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Note 8                    Commitments and Contingencies

General Litigation

From time to time, we are involved in a variety of claims, lawsuits, investigations and proceedings that arise in the ordinary course of business.

As previously disclosed, on April 19, 2010, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand requesting the production of documents and information, regarding the marketing of the Ab Circle Pro fitness product, to Direct Entertainment Media Group, Inc. (“DEMG”), a subsidiary of The Reader’s Digest Association, Inc., as well as certain third parties involved in the manufacture and promotion of the product.  DEMG provided its initial responses by August 23, 2010 and had not heard from the FTC until June 2011, at which time the FTC indicated it would seek authority to enter into consent negotiations with DEMG regarding the terms of a Consent Order.  On October 5, 2011, the FTC indicated that it had received authority from the Bureau of Consumer Protection to enter into consent negotiations.  The FTC also indicated that its proposed Consent Order would include The Readers Digest Association, Inc. and Direct Holdings Americas, Inc. as parties to the settlement and injunctive relief regulating certain marketing activities in the future, and that it would seek restitution.  We are currently in consent negotiations with the FTC and both parties are working toward reaching a mutually agreeable settlement.  However, if we are unsuccessful in reaching a mutually agreeable settlement with the FTC, the matter will result in litigation.  If litigation results, we intend to vigorously defend our position; however, we cannot predict the outcome or the timing of litigation.  If a settlement is reached, we expect it to occur in the second or third quarter of 2012.  Although the Company believes that the amounts reserved are adequate based on currently available information, the estimation process involves a considerable amount of judgment by management and ultimate amounts could vary materially.  Either a settlement with the FTC or litigation over the matter could have a material impact on our financial condition and liquidity.

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

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

In August 2011, an adverse decision against the Company was rendered in the Brazilian Federal Court of Appeals that overturned a favorable decision in the lower court that was rendered in 2007, in which the Company challenged the constitutionality of a 2004 law change in the method of determining the tax base and the applicable tax rate used to assess local operating taxes related to certain federal social contribution programs. The Court of Appeals ruled unfavorably on the issue of constitutionality of the tax rate, but did not address the tax base, and specifically the Company’s ability to claim certain offsets in the form of credits against the tax. The Company asked the Court of Appeals to clarify its ruling in respect of the tax base and in February 2012, the Court of Appeals issued an adverse ruling that prevents the Company from claiming the aforementioned tax credits. The Company is in the process of appealing the decision to the Superior Court of Brazil, and together with local tax counsel, believes it is possible that it will ultimately prevail in this litigation. However, based on the facts and circumstances, the Company has elected to pay the tax under protest while it appeals the decision, and therefore has paid approximately $4.5 related to taxes in dispute in April 2012, as accrued at March 31, 2012 and December 31, 2011.

Note 9                    Equity-Based Compensation

For the three months ended March 31, 2012 and 2011, we recognized stock-based compensation expense of $4.6 and $1.6, respectively.

During the three months ended March 31, 2012, there were 794,000 RSUs granted to certain directors and employees of our Company.  RSUs awarded to employee participants are accounted for as liability instruments and recorded in accrued expenses in our consolidated balance sheets.   RSUs awarded to non-employee directors are accounted for as equity instruments.

There were no stock options granted in the three months ended March 31, 2012.   Stock options awarded to employees or non-employee directors are accounted for as equity instruments.

In connection with the Successor Company grant of stock-based compensation awards, we perform a valuation of our common stock equity.  Our valuation analysis consists of a combination of the income and market comparable approach, discounted for lack of marketability based on an options pricing method proposed by John Finnerty (“Finnerty Model”) under Level 3 of the fair value hierarchy.  We also consider, but have not used, the market transaction approach due to the lack of relevant transactions.  The income approach utilizes cash flows based on our long-term outlook through the valuation date.  Terminal value was calculated using a modified Gordon growth formula.  Market multiples of peer companies were calculated and utilized in application of a market comparable approach.  We applied multiple ranges for revenue and EBITDA.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

The table below sets forth the key assumptions utilized in the valuation of our common stock equity:

Successor Company
Valuation Date
March 31, 2012
Income approach
Discount rate	16.0%
Perpetual growth rate	2.0%
Market comparable approach
EBITDA market multiples	5.50 to 6.00
Revenue market multiples	0.50 to 0.55
Finnerty model
Discount for lack of marketability	20.0%
Volatility (a)	50.0%
Risk-free rate (b)	0.3%
Dividend yield (c)	0.0%
Estimated fair value of our common stock	$12.27

(a)          Volatility is calculated based on comparable public company volatilities.

(b)         Risk-free rate is calculated based on U.S. Treasury zero-coupon security yields.

(c)          Dividend yield is based on our historical and expected dividends.

A summary of RSUs activity under the 2010 Plan was as follows:

	Successor Company
	RSUs
	Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	54	$22.80
Granted, total	794	11.97
Granted, vested	(350)	11.91
Nonvested at March 31, 2012	498	$13.19

Note 10                  Common Stock Warrants

As discussed in Note 7, Debt, on August 12, 2011, the Company entered into the 2011 Credit Facilities.  In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the 2011 Unsecured Term Loan.  The Company accounted for these warrants as derivative liabilities in accordance with ASC 815.

The Company estimated the fair value of these warrants using a simulation approach, under Level 3 of the fair value hierarchy.  The fair value is recorded in other noncurrent liabilities on the balance sheet, with adjustments recorded as other income or expense, net.  The estimated fair value at March 31, 2012 and at the issuance date was $4.0 and $2.9, respectively.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Separately, in connection with the Plan of Reorganization (“Plan”) executed upon our emergence from chapter 11 proceedings, holders of the Predecessor Company’s Senior Subordinated Notes who voted in favor of the Plan received warrants, each eligible to purchase 1.04 shares, as adjusted, of Class A common stock of the Successor Company.  The Company has accounted for these warrants as equity instruments in accordance with ASC 815, and as such, are classified in stockholders’ equity.

Note 11                  Benefit Plans

We sponsor various pension and postretirement benefit plans, including those for certain employees in the United States and internationally.

Components of net periodic pension benefit were as follows:

	Successor Company
	Three months ended March 31,
	2012	2011

Service cost	$1.1	$1.1
Interest cost	5.5	6.1
Expected return on plan assets	(10.7)	(10.3)
Curtailments (a)	(0.1)	—
Cost for special termination benefits (b)	0.7	0.5
Net periodic pension benefit	$(3.5)	$(2.6)

(a)          For the three months ended March 31, 2012, a curtailment occurred in France. This amount was recorded as other operating items, net as it is considered a restructuring item.

(b)         Cost for special termination benefits is included in other operating items, net.  Our U.S. Qualified Pension Plan was temporarily amended to provide additional benefits to employees involuntarily terminated.

For the three months ended March 31, 2012 and 2011, we contributed less than $0.1 and $0.9 to our international pension plans, respectively.

Our Retirement Plan in the United States is over funded; therefore, we did not make any contributions for the three months ended March 31, 2012 and 2011.

We also sponsor certain postretirement benefit plans in the United States and Canada.  The expense for these plans is not material.

Note 12                  Related Party Transactions

Luxor Capital Group and Point Lobos Capital and their affiliated funds are considered related parties due to their equity interest in the Company.  The 2011 Credit Facilities between the Company and Luxor Capital Group, Point Lobos Capital and their affiliated funds are described in Note 7, Debt. On March 6, 2012, we executed repayment of the 2011 Secured Term Loan, using net proceeds from our Allrecipes.com sale. Our repayment included $45.0 to satisfy principal debt, along with $5.0 due under early repayment provisions.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Note 13                  Segments

Our reportable segments reflect the manner in which our chief operating decision maker reviews the business.  Our Chief Executive Officer acts as our chief operating decision maker.  Revenue and expense attributable to intercompany transaction are eliminated to reconcile our reportable segment amounts to consolidated amounts, as reported in our consolidated statements of comprehensive income.  In addition to the reportable segments, we separately report corporate unallocated expenses, which are expenses not directly attributable to business unit performance.  Similarly, we separately report the effects of goodwill and intangible asset impairment charges, certain purchase accounting related fair value adjustments and other operating items, net because our chief operating decision maker does not factor these items when assessing business unit performance.

Reportable Segment Financial Information:

	Successor Company
	Three months ended March 31,
	2012	2011

Revenue
North America	$103.4	$130.9
Europe	95.8	121.5
Asia Pacific & Latin America	51.0	57.8
Intercompany eliminations	(1.3)	(1.8)
Fair value adjustments (a)	(7.1)	(24.6)
Total revenue	$241.8	$283.8

Operating (loss) income
North America	$(6.4)	$0.6
Europe	(18.1)	(11.4)
Asia Pacific & Latin America	(2.9)	1.8
Corporate unallocated	(24.9)	(23.4)
Fair value adjustments (a)	(3.7)	(17.1)
Other operating items, net (b)	(0.8)	(4.6)
Operating loss	$(56.8)	$(54.1)

(a)                                  Fair value adjustments include the amortization of the fair value reduction to unearned revenue and related deferred cost accounts, which resulted from the application of fresh start accounting upon our emergence from bankruptcy.

(b)                                 Items included in other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iii) gain or loss on the sale or disposal of assets; and (iv) pension curtailments.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Note 14                  Guarantor and Non-Guarantor Financial Information

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

The following tables present  RDA Holding Co. (the parent) and RDA (the issuer), both of which are presented on a stand-alone basis, Guarantor Subsidiaries on a combined basis and Non-Guarantor Subsidiaries on a combined basis.

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$16.1	$63.2	$164.1	$(1.6)	$241.8
Product, distribution and editorial expenses	—	11.0	32.5	75.7	(1.6)	117.6
Promotion, marketing and administrative expenses	—	28.4	37.3	114.5	—	180.2
Other operating items, net	—	1.0	1.5	(1.7)	—	0.8
Operating loss	—	(24.3)	(8.1)	(24.4)	—	(56.8)

Interest expense	—	17.4	—	—	—	17.4
Loss (income) from investment in subsidiaries	7.8	(92.2)	6.9	—	77.5	—
Other expense (income), net	—	101.1	(95.7)	(7.8)	—	(2.4)
(Loss) income before income taxes	(7.8)	(50.6)	80.7	(16.6)	(77.5)	(71.8)

Income tax (benefit) expense	—	(42.8)	30.0	(3.4)	—	(16.2)
(Loss) income from continuing operations before discontinued operations	(7.8)	(7.8)	50.7	(13.2)	(77.5)	(55.6)

Income (loss) from discontinued operations, net of taxes	—	—	48.1	(0.3)	—	47.8
Net (loss) profit	$(7.8)	$(7.8)	$98.8	$(13.5)	$(77.5)	$(7.8)

Comprehensive income (loss)	$(7.8)	$8.6	$98.7	$(13.9)	$(77.7)	$7.9

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Condensed Balance Sheet as of March 31, 2012 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$167.1	$122.4	$329.4	$(14.3)	$604.6
Property and equipment, net	—	32.7	7.7	11.7	—	52.1
Restricted cash	—	1.6	—	5.6	—	7.2
Goodwill	—	—	243.5	153.0	—	396.5
Other intangible assets, net	—	—	134.6	167.3	—	301.9
Prepaid pension assets	—	117.3	—	22.3	—	139.6
Investments in subsidiaries	151.8	506.1	343.0	—	(1,000.9)	—
Intercompany noncurrent receivables	—	79.0	—	8.9	(87.9)	—
Other noncurrent assets	—	21.1	20.9	2.6	—	44.6
Total assets	$151.8	$924.9	$872.1	$700.8	$(1,103.1)	$1,546.5

Liabilities and stockholders’ equity
Current liabilities	$—	$90.3	$242.3	$233.4	$(14.3)	$551.7
Long-term debt	—	570.2	—	—	—	570.2
Unearned revenue	—	—	94.4	1.4	—	95.8
Accrued pension	—	—	—	4.7	—	4.7
Postretirement and postemployment benefits other than pensions	—	7.4	—	1.3	—	8.7
Intercompany noncurrent payables	—	8.9	8.0	71.0	(87.9)	—
Other noncurrent liabilities	—	96.3	10.8	56.5	—	163.6
Total liabilities	—	773.1	355.5	368.3	(102.2)	1,394.7
Stockholders’ equity	151.8	151.8	516.6	332.5	(1,000.9)	151.8
Total liabilities and stockholders’ equity	$151.8	$924.9	$872.1	$700.8	$(1,103.1)	$1,546.5

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2012 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$(14.7)	$(4.5)	$(6.4)	$(1.1)	$(26.7)
Net change in cash due to discontinued operating activities	—	—	(1.9)	—	—	(1.9)
Net change in cash due to operating activities	—	(14.7)	(6.4)	(6.4)	(1.1)	(28.6)
Net change in cash due to continuing investing activities	—	116.1	(0.1)	(1.5)	—	114.5
Net change in cash due to discontinued investing activities	—	—	2.1	—	—	2.1
Net change in cash due to investing activities	—	116.1	2.0	(1.5)	—	116.6
Net change in cash due to continuing financing activities	—	(48.2)	—	—	—	(48.2)
Net change in cash due to discontinued financing activities	—	—	(0.2)	—	—	(0.2)
Net change in cash due to financing activities	—	(48.2)	(0.2)	—	—	(48.4)
Effect of exchange rate changes on cash and cash equivalents	—	(1.0)	—	1.9	1.1	2.0
Net change in cash and cash equivalents	—	52.2	(4.6)	(6.0)	—	41.6
Cash and cash equivalents at beginning of the period	—	21.4	7.4	83.5	—	112.3
Cash and cash equivalents at end of the period	$—	$73.6	$2.8	$77.5	$—	$153.9

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$16.8	$73.5	$195.3	$(1.8)	$283.8
Product, distribution and editorial expenses	—	11.0	41.3	87.1	(1.8)	137.6
Promotion, marketing and administrative expenses	—	26.4	41.9	127.4	—	195.7
Other operating items, net	—	4.2	(1.5)	1.9	—	4.6
Operating loss	—	(24.8)	(8.2)	(21.1)	—	(54.1)

Interest expense	—	13.8	—	—	—	13.8
Other (income) expense, net	—	(6.2)	1.4	6.3	—	1.5
Loss (income) from equity investment	81.7	47.6	(0.3)	—	(129.0)	—
Loss before income taxes and discontinued operations	(81.7)	(80.0)	(9.3)	(27.4)	129.0	(69.4)

Income tax expense (benefit)	—	1.7	(14.0)	(1.6)	—	(13.9)
(Loss) income from continuing operations before discontinued operations	(81.7)	(81.7)	4.7	(25.8)	129.0	(55.5)

Loss from discontinued operations, net of taxes	—	—	(23.1)	(3.1)	—	(26.2)
Net loss	$(81.7)	$(81.7)	$(18.4)	$(28.9)	$129.0	$(81.7)

Comprehensive loss	$(81.7)	$(49.6)	$(18.3)	$(28.5)	$129.3	$(48.8)

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

RDA Holding Co., and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

(unaudited)

Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net change in cash due to continuing operating activities	$—	$—	$3.8	$(32.8)	$(3.3)	$(32.3)
Net change in cash due to discontinued operating activities	—	—	(2.6)	—	—	(2.6)
Net change in cash due to operating activities	—	—	1.2	(32.8)	(3.3)	(34.9)
Net change in cash due to continuing investing activities	—	(4.0)	(0.5)	8.0	—	3.5
Net change in cash due to discontinued investing activities	—	—	(0.3)	—	—	(0.3)
Net change in cash due to investing activities	—	(4.0)	(0.8)	8.0	—	3.2
Net change in cash due to financing activities	—	(43.5)	—	—	—	(43.5)
Effect of exchange rate changes on cash and cash equivalents	—	(1.5)	—	2.6	3.3	4.4
Net change in cash and cash equivalents	—	(49.0)	0.4	(22.2)	—	(70.8)
Cash and cash equivalents at beginning of the period	—	64.8	3.8	100.8	—	169.4
Cash and cash equivalents at end of the period	$—	$15.8	$4.2	$78.6	$—	$98.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of the Company is intended to provide a reader of our Consolidated Financial Statements with a narrative from management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  This discussion is organized as follows:

•                  Executive Overview

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Recent Accounting Pronouncements

This discussion should be read in conjunction with the Consolidated Financial Statements and related notes presented elsewhere in this report and with our December 31, 2011 Consolidated Financial Statements filed with the Securities and Exchange Commission on Form 10-K.  This discussion contains forward-looking statements about our markets, the demand for our products and services and our expectations regarding future results, as discussed in the section “Cautionary Note Regarding Forward-Looking Statements” below.

Certain amounts and percentages do not recalculate due to rounding.  Any references in MD&A to “we,” “us,” “RDA,” “the Company” and “our” generally refer to RDA Holding Co. and its subsidiaries.

As discussed in Note 2, Reorganization and Emergence from Chapter 11, in the Notes to our December 31, 2011 Consolidated Financial Statements, we emerged from chapter 11 bankruptcy protection on February 19, 2010 and adopted fresh start accounting in accordance with Accounting Standards Codification (“ASC”), Topic 852, Reorganizations.  In accordance with generally accepted accounting principles in the United States, we were considered a new company upon our emergence from bankruptcy, with the periods prior to February 19, 2010 representing the predecessor company (“Predecessor Company”) and the periods after February 19, 2010 representing the successor company (“Successor Company”).  The periods subsequent to February 20, 2010 include the impact of the application of fresh start accounting upon our emergence from bankruptcy.

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

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this MD&A and in the “Business” and “Risk Factors” sections contained in our Form 10-K for the fiscal year 2011, filed with the Securities and Exchange Commission, and include the following:

•                  our degree of leverage and concerns about our financial condition;

•                  general economic and market conditions;

•                  increased competition and other factors affecting the media and publishing industries generally;

•                  our ability to anticipate, respond or adapt to trends in what the public finds appealing;

•                  the identification and completion of significant transactions;

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

•                  significant financial restrictions placed on us by the Indenture governing our Senior Secured Notes and the agreements governing our 2012 Secured Credit Facility and 2011 Unsecured Term Loan (each as defined below);

•                  lack of comparable financial data due to the restructuring of our business or the adoption of fresh start accounting;

•                  the application of tax laws resulting from our chapter 11 proceedings, which will have an adverse effect on our future cash tax obligations; and

•                  the risk factors set forth under the section titled “Risk Factors” in our Annual Report on Form 10-K.

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

Overview

We are a global, multi-brand and multi-platform media and direct marketing company that educates, entertains and connects audiences around the world. We are dedicated to providing our customers with the inspiration, ideas and tools to simplify and enrich their lives. With a database of more than 140 million customer names, we produce and sell print and digital magazines, books, music, videos and advertising to customers in 78 countries and 21 languages through multiple channels, such as direct mail (including catalogs), the Internet and retail.  Through trusted partners and expert sourcing we co-brand, market and sell other consumer goods and financial services.

During the first quarter 2012, we concentrated our strategic initiatives towards improving shareholder value and stabilizing our businesses.  We finalized the sales of our Allrecipes.com and Weekly Reader businesses, with cash proceeds used to delever our balance sheet.  Further, we secured replacement financing with a third-party lender. See our “Financing Activities” section below for further information.   As a result, we have enhanced our liquidity and have a stronger cash position, one of our principal objectives.

Our core businesses continued to face negative pressures, with further declines in our active customer and subscriber base.    Factors affecting our international businesses include unfavorable macro-economic environments, particularly in Europe; challenges in attracting new customers; and declining active customer base. At the same time, we are in the midst of our transformation from a traditional direct marketing business focused on mass marketing to a targeted marketing business focused on more customer-centric, affinity-based and digital marketing.  Our North America businesses were negatively affected by declining renewals across certain of our print magazines, as we focus our customer acquisition and renewal efforts towards digital products; along with lower per-copy rates on some magazines as a reflection of a change in frequency to include special issues.

In the short-term, we remain focused on an aggressive review of our cost structure and an exploration of various alternatives in our international markets, including the pursuit of strategic partners to assist in marketing our products through a licensing model.  While our core businesses continued to face challenges, we remain confident in our long-term strategy of investment in our brands, development of digital products and aligning our marketing methods to capture today’s consumer trends.

Financial Highlights

At March 31, 2012, we have three reportable segments which operate our media and direct marketing businesses: North America, Europe and Asia Pacific and Latin America (“APLA”).   Our North America segment primarily operates our media businesses, while our Europe and APLA segment primarily operate our direct marketing businesses.  Total revenue for the three months ended March 31, 2012 was $241.8.  Excluding intercompany eliminations and fair value adjustments, North America, Europe and APLA segments contributed 41.3%, 38.3% and 20.4% of total revenue, respectively.

For the three months ended March 31, 2012, excluding intercompany eliminations and fair value adjustments, the combined sales of books, music, other home entertainment products and other products contributed 61.3% of total revenue, while magazine subscriptions, newsstand sales and advertising contributed 38.7% of total revenue.

We typically generate our strongest revenue in the fourth calendar quarter due to consumer purchases during the holiday season.  Within our North America segment, our revenue and profitability is strongest in the fourth quarter, followed by the second quarter, due to the increased number of magazine issues within each of those quarters, coupled with the timing of year end annual publications and consumer holiday purchases in the fourth quarter.  Our international segments are also seasonal, with fluctuations in profits as a result of the timing of customer acquisition mailings (generally made in the first and third quarters, depressing profits in those quarters as a result), and revenue tending to be strongest in the fourth quarter due to holiday consumer purchases.

Financing Activities

During the three months ended March 31, 2012, the Company executed the financing activities described below in order to improve our liquidity and cash position.   Refer to “Liquidity and Capital Resources — Sufficiency of capital resources” and Note 7, Debt, in the Notes to our March 31, 2012 Consolidated Financial Statements for further information on these financing activities.

On March 30, 2012, we entered into a $50.0 secured term loan (“2012 Secured Term Loan”) and an $11.0 letter of credit facility (“Letter of Credit Facility” and together with the 2012 Secured Term Loan, the “2012 Secured Credit Facility”).  The 2012 Secured Credit Facility matures on March 30, 2015.  This new facility effectively replaced the Senior Credit Facility and 2011 Secured Term Loan, which we had repaid and terminated using proceeds from the sale of Allrecipes.com.

On March 21, 2012, we repaid and terminated our three year revolving credit facility (“Senior Credit Facility”), using $35.0 of net proceeds from our Allrecipes.com sale.  Further, we cash-collateralized our standby letters of credit, $11.4 as of March 21, 2012, which had been issued under the Senior Credit Facility, and which we intend to reissue under our Letter of Credit Facility.

On March 24, 2012, we amended our $10.0 unsecured term loan (“2011 Unsecured Term Loan”) to increase the senior secured leverage ratio for the quarter ended March 31, 2012 and thereafter.

On March 6, 2012, using a portion of the net proceeds from our sale of Allrecipes.com, we repaid our $45.0 secured term loan (“2011 Secured Term Loan”), along with a $5.0 prepayment premium, which fully satisfied our obligations.

Discontinued Operations

We reported income from discontinued operations, net of taxes of $47.8 for the three months ended March 31, 2012.  This was primarily driven by our sale of Allrecipes.com, which resulted in a gain of $51.1, net of taxes.

Discontinued operations, for the three months ended March 31, 2012, included the operations of our Lifestyle and Entertainment Direct (“LED”), Allrecipes.com and Weekly Reader businesses.  Each of these businesses was previously a reportable segment; the Weekly Reader business previously constituted our Other reportable segment.  We classified these operations as held for sale at December 31, 2011, reflecting the Company’s intent to sell these businesses.   The sales of the Allrecipes.com and Weekly Reader businesses were completed in the first quarter 2012 and we continue the sales process for LED.  Additionally, during the first quarter 2012, our Worldwide Country Tours and Bulgaria businesses were classified as discontinued operations, as a result of the closure of these businesses.  These businesses were previously within our North America and Europe reportable segments, respectively.

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

Results of Operations

Upon our emergence from chapter 11 proceedings, fresh start accounting rules under U.S. GAAP required that the Company record its assets and liabilities at fair value.  These adjustments significantly affected the comparability of our results and included fair value adjustments to goodwill, other intangible assets, fixed assets, pensions and the reduction of a significant amount of unearned revenue.  These adjustments impacted our reported revenue and operating expenses.  As the fair value adjustments to unearned revenue are amortized into revenue over the duration of our subscriptions, our reported revenue after our emergence from chapter 11 is lower than the amounts we would have otherwise reported.  However, with the exception of incremental depreciation as a result of fair value adjustments to our tangible assets, our chief operating decision maker does not consider the impact of these adjustments in the operating results, and therefore, these items are largely excluded from our segment results.  Other intangible asset amortization is reported within the corporate unallocated line.

Reportable segment financial information for three months ended March 31, 2012, compared to three months ended March 31, 2011:

	Successor Company
	Three months ended March 31,
	2012	2011

Revenue
North America	$103.4	$130.9
Europe	95.8	121.5
Asia Pacific & Latin America	51.0	57.8
Subtotal	250.2	310.2
Intercompany eliminations	(1.3)	(1.8)
Fair value adjustments (a)	(7.1)	(24.6)
Total revenue	$241.8	$283.8

Operating (loss) income
North America	$(6.4)	$0.6
Europe	(18.1)	(11.4)
Asia Pacific & Latin America	(2.9)	1.8
Subtotal	(27.4)	(9.0)
Corporate unallocated	(24.9)	(23.4)
Fair value adjustments (a)	(3.7)	(17.1)
Other operating items, net (b)	(0.8)	(4.6)
Operating loss	(56.8)	(54.1)
Interest expense	17.4	13.8
Other (income) expense, net	(2.4)	1.5
Income tax benefit	(16.2)	(13.9)
Income (loss) from discontinued operations, net of taxes	47.8	(26.2)
Net loss	$(7.8)	$(81.7)

(c)                                  Fair value adjustments include the amortization of the fair value reduction to unearned revenue and related deferred cost accounts resulted from the application of fresh start accounting upon our emergence from bankruptcy.

(d)                                 Items included in other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iii) gain or loss on the sale or disposal of assets; and (iv) pension curtailments.  See Note 2, Other Operating Items, Net, in the Notes to our March 31, 2012 Consolidated Financial Statements for further information.

Revenue

Revenue for the three months ended March 31, 2012 decreased $42.0, or 14.8%, to $241.8, as compared to $283.8 for the three months ended March 31, 2011.  Our revenue included the amortization of fair value adjustments, which reduced our unearned revenue recorded at our emergence from bankruptcy on February 19, 2010 as a result of fresh start accounting.  The amortization of fair value adjustments to unearned revenue reduced revenue by $7.1 for the three months ended March 31, 2012 and $24.6 for three months ended March 31, 2011.

Excluding the negative effect of foreign currency translation of $5.2, and fair value adjustments, revenue for the three months ended March 31, 2012 decreased $54.3 or 17.6%, as compared to the three months ended March 31, 2011.   Our revenue decline was principally due to a lower active customer base and lower response rates within certain customer segments, across many of our markets in Europe and Asia; absence of revenue for the Every Day with Rachael Ray publication, which was sold in October 2011; a decline in renewals, along with lower per-copy rates, on certain magazines; and lower sales on our Taste of Home annual editions and Select Edition series in the North America segment.

Product, Distribution and Editorial Expenses

Product, distribution and editorial expenses for the three months ended March 31, 2012 decreased $20.0 to $117.6, as compared to $137.6 for the three months ended March 31, 2011.  Excluding the positive effect of foreign currency translation of $3.0, product, distribution and editorial expenses for the three months ended March 31, 2012 decreased $17.0, or 12.3%, as compared to the three months ended March 31, 2011.  Our product, distribution and editorial expenses declined, primarily due to sales volume declines and the absence of costs for the Every Day with Rachael Ray publication.

Promotion, Marketing and Administrative Expenses

Promotion, marketing and administrative expenses for the three months ended March 31, 2012 decreased $15.5 to $180.2, as compared to $195.7 for the three months ended March 31, 2011.  Excluding the positive effect of foreign currency translation of $4.0, promotion, marketing and administrative expenses for the three months ended March 31, 2012 decreased $11.5, or 5.9%, as compared to the three months ended March 31, 2011.    The decline in promotion, marketing and administrative expenses was largely driven by the absence of costs for the Every Day with Rachael Ray publication, sales volume declines and reductions in promotional efforts.

Operating Loss

Operating loss for the three months ended March 31, 2012 increased $2.7 to $56.8, as compared to $54.1 for the three months ended March 31, 2011.  Operating loss for our reportable segments for the three months ended March 31, 2012 increased $18.4 to $27.4, as compared to $9.0 for the three months ended March 31, 2011.  The benefit of foreign exchange movements was minimal on our segment results during the three months ended March 31, 2012.  The decrease was primarily the result of declining revenue, as described above. This was partially offset by headcount reduction initiatives, resulting, in part, from our 2011 restructuring initiatives.

Corporate unallocated expense for the three months ended March 31, 2012 increased $1.5 to $24.9, as compared to $23.4 for the three months ended March 31, 2011.  Our results were negatively impacted by increased stock-based compensation expense associated with new equity awards granted under our 2010 Plan and increased bonus expense, due to anticipated funding levels in 2012 compared to 2011.  This was partially offset by decreased amortization of other intangible assets resulting from the application of fresh start accounting and our emergence from bankruptcy and lower overhead costs driven by our 2011 restructuring initiatives.

Other operating items, net for the three months ended March 31, 2012 decreased $3.8 to $0.8, as compared to $4.6 for the three months ended March 31, 2011.  The decrease was primarily due to lower restructuring expense, driven by fewer headcount restructuring actions in the first quarter of 2012 compared to 2011, and lower professional fees relating to reorganizational efforts.

Interest Expense

Interest expense for the three months ended March 31, 2012 increased $3.6 to $17.4, as compared to $13.8 for the three months ended March 31, 2011, including the amortization of deferred financing fees and bond discount of $3.1 and $1.1, respectively.  The increase was the result of borrowings under our Senior Credit Facility and 2011 Secured Term Loan for a portion of the three months ended March 31, 2012, and the write-off of deferred financing fees associated with the repayment and termination of the Senior Credit Facility in the quarter.  See Note 7, Debt, in the Notes to our March 31, 2012 Consolidated Financial Statements for further information.

Income Taxes

The income tax benefit for the three months ended March 31, 2012 increased $2.3, to $16.2, as compared to a benefit of $13.9 for the three months ended March 31, 2011. The income tax benefit for the three months ended March 31, 2012 is driven by the Company’s jurisdictional earnings mix of foreign earnings at a low taxed rate and domestic losses at a higher taxed rate.  The reported benefit for the three months ended March 31, 2012 reflects a $10.6 tax benefit related to our domestic continuing operations which is supported by taxable income generated by the sale of Allrecipes.com, which is included as a component of discontinued operations, as well as a discrete tax benefit of $4.7 related to the reversal of reserves for uncertain tax positions resulting from the settlement of foreign tax litigation for the 2007 and 2008 tax years.  The income tax benefit recorded in this quarter also reflects the limitation under GAAP that the tax benefit for the year-to-date loss cannot be greater than the anticipated full year benefit.

Results of Operations: Reportable Segments

North America

Revenue in our North America segment for the three months ended March 31, 2012 decreased $27.5, or 21.0%, to $103.4, as compared to $130.9 for the three months ended March 31, 2011.  Foreign currency translation had a minimal impact in the quarter.  The decrease was primarily driven by the absence of revenue from the Every Day with Rachael Ray publication; declining renewals, along with lower per-copy rates, on certain of our food and home magazine titles and our Reader’s Digest titles; and lower sales on certain books, particularly our Taste of Home annual editions and our Select Editions series.

Operating profit (loss) in our North America segment for the three months ended March 31, 2012 decreased $7.0 to an operating loss of $6.4, as compared to an operating profit of $0.6 for the three months ended March 31, 2011.  Foreign currency translation had a minimal impact in the quarter.  The decrease was primarily driven lower revenue described above, offset somewhat by the absence of the Every Day with Rachael Ray publication, which incurred an operating loss in the prior year.

Europe

Revenue in our Europe segment for three months ended March 31, 2012 decreased $25.7, or 21.2%, to $95.8, as compared to $121.5 for the three months ended March 31, 2011. Excluding the negative effect of foreign currency translation of $4.6, revenue for the three months ended March 31, 2012 decreased $21.1 or 17.4%, as compared to the three months ended March 31, 2011.  This decline was largely due to a lower active customer base and lower response rates within certain customer segments, on our books and home entertainment products, primarily in our markets in Central Europe, the German region, France and the Russia region.

Operating loss in our Europe segment for the three months ended March 31, 2012 increased $6.7, or 58.8%, to $18.1, as compared to $11.4 for the three months March 31, 2011.  Excluding the positive effect of foreign currency translation of $0.8, operating loss for the three months ended March 31, 2012 increased $7.5, or 65.8%, as compared to the three months ended March 31, 2011.  The increase in operating loss was primarily due to lower revenue described above, partially offset by reduced promotional investments and overhead cost savings resulting from our 2011 headcount reduction initiatives.

Asia Pacific & Latin America

Revenue in our APLA segment for the three months ended March 31, 2012 decreased $6.8, or 11.8%, to $51.0, as compared to $57.8 for the three months ended March 31, 2011.  Foreign currency translation had a minimal impact in the quarter.  The decline was primarily driven by a lower active customer base and lower response rates within certain customer segments, in Asia and Latin America; and softer responses to our promotions, primarily in our market in Brazil, where we were impacted by having delayed our prior year promotional investments until January 2011; and declining subscription renewals on certain titles.  This was somewhat offset by favorable performance on non-published products in Australia, including a new food-related series.

Operating results in our APLA segment for three months ended March 31, 2012 decreased $4.7 to an operating loss of $2.9, as compared to an operating profit of $1.8 for the three months ended March 31, 2011.  Foreign currency translation had a minimal impact in the quarter.  This increase  in operating loss was primarily due to lower revenue described above.

Liquidity and Capital Resources

Cash Flows

The consolidated statements of cash flows are summarized below:

	Successor Company
	Three months ended March 31,
	2012	2011

Net change in cash due to:
Continuing operating activities	$(26.7)	$(32.3)
Discontinued operating activities	(1.9)	(2.6)
Operating activities	(28.6)	(34.9)
Continuing investing activities	114.5	3.5
Discontinued investing activities	2.1	(0.3)
Investing activities	116.6	3.2
Continuing financing activities	(48.2)	(43.5)
Discontinued financing activities	(0.2)	—
Financing activities	(48.4)	(43.5)
Effect of exchange rate changes on cash and cash equivalents	2.0	4.4
Net change in cash and cash equivalents	41.6	(70.8)
Cash and cash equivalents at beginning of period	112.3	169.4
Cash and cash equivalents at end of period	$153.9	$98.6

Overview

At March 31, 2012, we had $153.9 of cash and cash equivalents.  During the three months ended March 31, 2012, there was a net increase in cash of $41.6, which was primarily due to the net proceeds from our sale of Allrecipes.com and our 2012 Secured Term Loan, offset, in part, by repayment of debt, the transfer of net proceeds from the Allrecipes.com sale to an escrow account for distribution by our collateral agent, lower operating cash flows due to reduced business activities, as discussed under our “Results of Operations” section above, and cash-collateralization of our stand-by letters of credit previously supported by the Senior Credit Facility.

During the three months ended March 31, 2011, there was a net decrease in cash of $70.8, which is primarily due to our February 2011 common stock repurchase, employee bonuses, increased promotional spending during our investment quarter, normal prepaid production costs and capital expenditures, partially offset by cash inflow related to the sale of certain assets.

Cash flows from operating activities

Net cash used by continuing operating activities was $26.7 during the three months ended March 31, 2012, which was driven by our current year operating loss.  This was offset, in part, by improvements in our working capital, resulting from the collection of accounts receivable on the fourth quarter sales and increases in deferred revenue driven by magazine renewals and partnership advertising advances, negated somewhat by seasonal decreases in our accounts payable, restructuring related payments, and increases in deferred magazine production costs due to the timing our magazine frequency.

Net cash used by continuing operating activities was $32.3 during the three months ended March 31, 2011. The use of cash was driven by our operating loss for the quarter and decreases in our working capital, which  primarily consisted of payment of employee bonuses, normal prepaid editorial and production costs, accumulation of inventory in preparation for second quarter mailings (primarily in Europe) and a prepayment on payroll, due to timing at quarter-end.  This was offset, in part, by the collection of accounts receivable on our fourth quarter sales and receipt of vendor rebates related to our outsourced relationships.

Cash flows from investing activities

Net cash provided by continuing investing activities was $114.5 during the three months ended March 31, 2012, primarily due to the sale of Allrecipes.com, which yielded $175.0 in gross proceeds or $150.7 in net proceeds, after our tax liability related to the gain on the sale and associated professional fees.  The net proceeds were used to repay a portion of our outstanding debt as discussed below, with the remainder held in a restricted account to be used to replenish collateral and fund a tender offer for our Senior Secured Notes, as required under our Indenture.

Net cash provided by continuing investing activities was $3.5 during the three months ended March 31, 2011, due to the sale of certain assets, partially offset by normal capital expenditures and investments in new enterprise planning and reporting platforms.

Cash flows from financing activities

Net cash used by continuing financing activities was $48.2 during three months ended March 31, 2012.  During the quarter, using net proceeds from our Allrecipes.com sale, we executed repayment on our 2011 Secured Term Loan, including payment of an early prepayment penalty.  We also repaid our Senior Credit Facility and cash-collateralized our standby letters of credit outstanding thereunder, which we intend to reissue under our Letter of Credit Facility.  These cash outlays were offset, in part, by proceeds from our 2012 Secured Term Loan, funded on March 30, 2012.

Net cash used by continuing financing activities was $43.5 during the three months ended March 31, 2011, which was the result of our February 2011 repurchase of common stock.

Debt

Our debt facilities at March 31, 2012 included our Senior Secured Notes, 2011 Unsecured Term Loan and 2012 Senior Credit Facility.  See Note 7, Debt, in the Notes to our March 31, 2012 Consolidated Financial Statements for further information.  On March 6, 2012, we repaid the 2011 Secured Term Loan and on March 21, 2012, we repaid the Senior Credit Facility, using net proceeds from the sale of our Allrecipes.com business.

A summary of activity for the outstanding debt instruments is as follows:

Successor Company

•                  Senior Secured Notes and Indenture:  At March 31, 2012, $513.0, net of unamortized discount of $12.0, was outstanding under the Senior Secured Notes.  The Senior Secured Notes bear interest at a variable rate, which is reset quarterly, equal to LIBOR (subject to LIBOR floor of 3.0%) plus 6.5%.  The Indenture governing the Senior Secured Notes includes various covenants that, among other things, restrict certain payments by us, restrict our ability to merge with another entity, incur or guarantee debt and sell or transfer assets.  Refer to the “Sufficiency of capital resources” section below regarding compliance with the covenants.

•                  2012 Secured Credit Facility: On March 30, 2012, the Company entered into a credit and guarantee agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent; the Guarantors (defined therein), Wells Fargo Principal Lending, LLC as issuing lender, and the lenders thereunder, providing the Company with a $50.0 secured term loan (“2012 Secured Term Loan”) and an $11.0 letter of credit facility (“Letter of Credit Facility” and together with the 2012 Secured Term Loan, the “2012 Secured Credit Facility”).  The 2012 Secured Credit Facility matures on March 30, 2015.  The term loans under the 2012 Secured Term Loan bear interest at a variable rate per annum, based upon the Company’s election of a prime rate or LIBOR (subject to a floor of 4.0% and 3.0%, respectively) plus 4.0% in the case of prime rate borrowings and 5.0% in the case of LIBOR borrowings.  The drawn letters of credit under the Letter of Credit Facility bear an interest rate of 6.0% per annum and the Letter of Credit Facility includes a utilization fee of 1.0% per annum, which will accrue on the total undrawn amount of the Letter of Credit Facility.  The 2012 Secured Term Loan has a short-term repayment of $0.125 due quarterly, which is recorded in current portion of long-term debt in our consolidated balance sheets.

•                 2011 Unsecured Term Loan: On August 12, 2011, the Company entered into an unsecured term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (as defined therein); and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with the $10.0 Unsecured Term Loan.  The 2011 Unsecured Term Loan matures in May 2014 and bears interest at the rate of 11.0% per annum.  The 2011 Unsecured Term Loan is fully and unconditionally guaranteed, on an unsecured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The 2011 Unsecured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales, however, certain other indebtedness, including the Senior Secured Notes, would be paid prior to the 2011 Unsecured Term Loan.  In the event of any optional and mandatory prepayments, we will be required to pay a prepayment premium as set forth in the 2011 Unsecured Term Loan.  On March 16, 2012, we obtained a waiver for the 2011 Unsecured Term Loan from the lenders thereunder, which waived compliance, as of December 31, 2011, with the financial covenant test contained in the 2011 Unsecured Term Loan. On March 24, 2012, we amended the 2011 Unsecured Term Loan to increase the senior secured leverage ratio in the financial covenant for the quarter ended March 31, 2012 and thereafter.

In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the 2011 Unsecured Term Loan.  See Note 10, Common Stock Warrants, in the Notes to our March 31, 2012 Consolidated Financial Statements for further information.

Sufficiency of capital resources

Our primary sources of operating cash are revenue from non-magazine products (including single and series book sales, music, video and DVD products), magazine related products (including subscription revenue, advertising revenue and newsstand revenue) and non-published products and services (including vitamins and related health products, jewelry, merchandise, wine, mailing list rentals and royalty and license agreements).  Historically, our sources of cash have also included financing sources, including proceeds from the issuance of the Senior Secured Notes, as well as borrowings under the Senior Credit Facility, the 2011 Secured Term Loan, the 2011 Unsecured Term Loan and the 2012 Secured Credit Facility.  Our primary uses of cash are product and promotional costs; administrative expenses, including compensation, services and supplies; and interest and income taxes.

Our operating cash flows may be impacted by, among other things, the following items: (i) the impact of the global financial environment on our customers and the stability of the financial, foreign exchange, equity and credit markets, (ii) the speed with which we manage our cost structure in response to margin compression, (iii) customer demand for our products, (iv) the ability or willingness of our vendors to supply products and services to us on favorable terms and (v) rapid changes in the highly competitive market in which we operate.

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

In addition to the initiatives discussed above, we have taken steps to sell or shutdown non-core or underperforming businesses. On February 8, 2012, we sold our Weekly Reader business and on February 29, 2012, we sold our Allrecipes.com business.  Proceeds from the Weekly Reader sale were not material.  The net proceeds from the Allrecipes.com sale of approximately $150.0 were used to repay the 2011 Secured Term Loan and the Senior Credit Facility and related fees.  The remaining proceeds will be used for certain capital expenditures as allowed under the Indenture and a tender offer for the Senior Secured Notes. In addition, we shut down our Worldwide Country Tours business and our RD Bulgaria operations during the first quarter of 2012 and are continuing the process to sell our LED business.

While we continue to have confidence in our overall strategy and intend to work vigorously on addressing the challenges in our business, we cannot be certain that we will be able to fully realize all of the benefits of our operational and strategic initiatives discussed above or that, even if realized, those benefits will be sufficient to fully offset the impact of a weaker business environment and global economic conditions on our business.  To ensure continued availability of working capital in the near term, during the first quarter of 2012, we secured new financing, in the form of the 2012 Secured Credit Facility, which replaced a portion of the debt that we repaid using the proceeds of the Allrecipes.com sale.  The proceeds from the 2012 Secured Credit Facility will be used for working capital and general corporate purposes.

Other factors impact our cash availability and use.  As of March 31, 2012, we had $153.9 in cash and cash equivalents, of which approximately $72.3 was held by foreign subsidiaries.  At any given time, approximately $60.0 to $70.0 of our global cash is generally unavailable for general corporate use as it is held in various worldwide bank accounts for local needs, such as prefunding payrolls and certain payables, and local working capital needs.  Further, at any given time, we generally have legally or contractually restricted cash of $12.0 to $18.0, required for sweepstakes deposits, cash collateral for credit card transactions and postal deposits.  The tax-related impact of repatriation of cash on hand from our foreign subsidiaries to the United States is not expected to be material.  We are also involved in disputes with the tax authorities in Brazil, against which we paid $4.5 in April 2012, and we continue to negotiate a settlement with the Federal Trade Commission in connection with its investigation with respect to sales of a fitness product by our LED business.  See “Item 1. Legal Proceedings.”

We were in compliance with all covenants contained in our debt agreements as of March 31, 2012.  However, our ability to comply with the covenants in our debt agreements, particularly the financial covenant in our 2012 Secured Credit Facility, which requires us to meet a total leverage ratio, a first-out lien leverage ratio and a cash interest coverage ratio, each on a quarterly basis, and in our 2011 Unsecured Term Loan, which requires us to meet a senior secured leverage ratio, respectively, depends on our results of operations and our operational and strategic initiatives continuing in line with our expectations.  Adverse changes in operating performance, further deterioration in business conditions or an unexpected event could have an adverse impact on our financial performance and could cause us to fail to satisfy the financial covenant.  Our results of operations also may be affected by any of the factors referred to above under “Cautionary Note Regarding Forward Looking Statements.”  If we fail to meet the financial covenant in debt agreements, we would have to either seek a waiver from the lenders thereunder or identify another source of working capital funding.

An important factor that has an impact on our ability to obtain financing, and the cost to us of such financing, is our corporate credit ratings.  Our corporate credit ratings and outlooks at March 31, 2012, which last changed in August 2011, are summarized below:

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

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and anticipated cash flows from operations and new financing will be adequate for us to meet our working capital, capital expenditure, debt service and other funding requirements for the next twelve months.  However, our ability to meet these needs, and to comply with the financial covenants in our debt agreements, depends on operating performance and on realizing the expected benefits of our operating and strategic initiatives, which are intended to reduce costs, further reduce our debt levels and improve operating results and cash flows.  Furthermore, as noted above, our results of operations are materially impacted by prevailing economic conditions and other factors, some of which are beyond our control.  In light of these challenging circumstances, we are taking further steps to reduce our cash requirements, including having executed additional restructuring actions in the first quarter 2012, mostly in North America, to achieve a sustainable cost structure and reducing debt and related debt service through selected asset sales such as our sale of Allrecipes.com.  We cannot assure you, however, that we will be able to successfully implement these initiatives or that, even if we are able to implement them, these initiatives will be sufficient to fully address our longer-term liquidity needs.

If our cash on hand and cash flows from operations were not sufficient to fully fund our working capital and other liquidity requirements, we would need to obtain funding from other sources.  However, we expect that, as a result of the factors described above, including current economic and market conditions, our current leverage and recent operating results, and our current credit ratings, it may be difficult for us to obtain additional debt or equity financing on terms that are acceptable to us, if at all.  Also, our debt agreements contain covenants that limit our ability to incur additional debt, and those lenders may be unwilling to modify or waive those covenants if such modifications or waivers are necessary.  In addition, while affiliates of certain of our shareholders provided us with funds in the past under the 2011 Secured Term Loan and the 2011 Unsecured Term Loan, neither they nor any other shareholders have agreed or are under any obligation to provide us with any further funding.  If we were unable to obtain additional financing, we would need to pursue one or more alternative solutions, such as amending or restructuring our debt or selling additional assets.

Collateral requirements

The Senior Secured Notes and our 2012 Secured Credit Facility are secured by a first priority security interest on substantially all of the assets of the Company and the Guarantors, including 100.0% of the capital stock of the Company and its domestic subsidiaries and 65.0% of the capital stock of their respective first-tier foreign subsidiaries, in each case subject to certain exceptions set forth in the Indenture and related documentation.

As of March 31, 2012, excluding intercompany assets, our non-guarantor subsidiaries represented approximately 44.7% of our total assets.  The value of the collateral in the event of liquidation may be materially different from book value.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which represents an update to ASC 350, Intangibles—Goodwill and Other.  ASU 2011-08 simplifies how entities test goodwill for impairment.  ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform a two-step goodwill impairment test.  ASU 2011-08 is effective for the Company in the first quarter of its fiscal year ending December 31, 2012.  The Company adopted this guidance effective January 1, 2012, and it did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which represents an update to ASC 220, Comprehensive Income (“ASC 220”).  ASU 2011-05 provides new disclosure guidance for comprehensive income, requiring presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  An entity will have the option to present these items in one continuous statement or two separate but consecutive statements.  An entity will no longer be permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which represents an update to ASC 220. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  These updates are effective for fiscal years beginning after December 15, 2011 and for interim periods within those years.  The Company adopted this guidance effective January 1, 2012, and it did not have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange rate risk

The functional currency for our foreign operations is the local currency.  In the normal course of business, significantly all of the transactions of our foreign operations occur in local currencies.  However, on occasion, certain transactions are conducted in currencies that differ from the local currency.  Our earnings are sensitive to the impact of changes in foreign currency exchange rates on certain identifiable transactions.  We seek to manage this exposure in part through operational means, to the extent possible, by matching functional currency revenue and costs, and matching functional currency assets and liabilities.  Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our consolidated statements of comprehensive income (loss) along with the underlying transactions.  As of March 31, 2012, our financial instruments consisted of short-term receivables and payables whose carrying value approximated fair value.

Interest rate risk

The Senior Secured Notes and the 2012 Secured Credit Facility each provide for a variable rate of interest and therefore are exposed to interest rate changes.  However, if LIBOR increases 1.0% from present levels there would be no change in annual interest expense because current LIBOR rates are well below the LIBOR floor on the Senior Secured Notes (3.0%).

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in a variety of claims, lawsuits, investigations and proceedings that arise in the ordinary course of business.

As previously disclosed, on April 19, 2010, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand requesting the production of documents and information, regarding the marketing of the Ab Circle Pro fitness product, to Direct Entertainment Media Group, Inc. (“DEMG”), a subsidiary of The Reader’s Digest Association, Inc., as well as certain third parties involved in the manufacture and promotion of the product.  DEMG provided its initial responses by August 23, 2010 and had not heard from the FTC until June 2011, at which time the FTC indicated it would seek authority to enter into consent negotiations with DEMG regarding the terms of a Consent Order.  On October 5, 2011, the FTC indicated that it had received authority from the Bureau of Consumer Protection to enter into consent negotiations.  The FTC also indicated that its proposed Consent Order would include The Readers Digest Association, Inc. and Direct Holdings Americas, Inc. as parties to the settlement and injunctive relief regulating certain marketing activities in the future, and that it would seek restitution.  We are currently in consent negotiations with the FTC and both parties are working toward reaching a mutually agreeable settlement.  However, if we are unsuccessful in reaching a mutually agreeable settlement with the FTC, the matter will result in litigation.  If litigation results, we intend to vigorously defend our position; however, we cannot predict the outcome or the timing of litigation.  If a settlement is reached, we expect it to occur in the second or third quarter of 2012.  Although the Company believes that the amounts reserved are adequate based on currently available information, the estimation process involves a considerable amount of judgment by management and ultimate amounts could vary materially.  Either a settlement with the FTC or litigation over the matter could have a material impact on our financial condition and liquidity.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2011 filed with the Securities and Exchange Commission, and such risk factors are incorporated by reference herein.  In addition, see “Part I - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Debt” and “—Liquidity—Sufficiency of Capital Resources” for a discussion of risks related to our capital resources and cash position, and a discussion of our debt agreements and risks associated with compliance with covenants contained therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock by the Company during the quarter ended March 31, 2012.  We made no unregistered sales of our equity securities during the three months ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description
10.1	Employment Agreement dated as of January 9, 2012, between The Reader’s Digest Association, Inc., RDA Holding Co. and Robert Guth.
10.2	Stock Purchase Agreement by and among Meredith Corporation, Allrecipes.com, Inc. and The Reader’s Digest Association, Inc., dated as of January 23, 2012.
10.3

Credit and Guarantee Agreement, dated March 30, 2012, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Principal Lending, LLC as issuing lender, the Guarantors named therein, and the lenders thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-170143) filed with the SEC on April 3, 2012 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RDA HOLDING CO.

Dated: May 8, 2012	By:	/s/ Robert E. Guth
Robert E. Guth
President and Chief Executive Officer