Form 10-Q
period 2012-06-30
RDA Holding Co.
filed 2012-08-08
CIK 1503813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of August 1, 2012, there was no public trading market for the registrant’s common stock.  There were 24,394,640 and 2,063,533 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding on August 1, 2012.

RDA Holding Co., and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

RDA Holding Co., and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in millions)
(unaudited)

	Successor Company
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$290.5	$375.0	$523.8	$647.4
Product, distribution and editorial expenses	123.5	160.1	236.9	293.0
Promotion, marketing and administrative expenses	145.9	197.4	320.0	384.8
Impairment of assets	113.4	227.7	113.4	227.7
Other operating items, net	0.9	2.8	1.7	6.2
Operating loss	(93.2)	(213.0)	(148.2)	(264.3)
Interest expense	15.4	14.2	32.8	28.0
Gain on deconsolidation of subsidiary	(0.8)	(8.5)	(0.8)	(8.5)
Other income, net	(0.7)	(2.2)	(2.9)	(0.4)
Loss before income taxes and discontinued operations	(107.1)	(216.5)	(177.3)	(283.4)
Income tax (benefit) expense	(33.6)	1.3	(49.4)	(11.9)
Loss from continued operations	(73.5)	(217.8)	(127.9)	(271.5)
(Loss) income from discontinued operations, net of taxes	(20.4)	(22.7)	26.2	(50.7)
Net loss	$(93.9)	$(240.5)	$(101.7)	$(322.2)
Comprehensive loss	$(111.4)	$(224.2)	$(103.5)	$(273.0)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share amounts)
(unaudited)

	Successor Company
	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$104.0	$112.3
Restricted cash	15.4	5.4
Accounts receivable, net	127.8	174.4
Inventories	63.8	62.3
Prepaid and deferred promotion costs	22.5	28.2
Prepaid expenses and other current assets	107.8	99.3
Assets held for sale	30.9	153.8
Total current assets	472.2	635.7
Property and equipment, net	49.4	51.1
Restricted cash	7.5	6.5
Goodwill	323.6	388.7
Other intangible assets, net	230.7	304.7
Prepaid pension assets	143.1	135.4
Other noncurrent assets	44.5	42.0
Total assets	$1,271.0	$1,564.1
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$0.5	$—
Accounts payable	98.5	133.2
Accrued expenses	120.3	131.9
Income taxes payable	1.6	8.8
Unearned revenue	202.2	227.8
Other current liabilities	21.0	22.0
Liabilities held for sale	27.3	36.8
Total current liabilities	471.4	560.5
Long-term debt	511.6	603.8
Unearned revenue	98.3	89.6
Accrued pension	4.0	4.3
Postretirement and postemployment benefits other than pensions	8.6	9.2
Other noncurrent liabilities	136.7	154.1
Total liabilities	1,230.6	1,421.5
Common stock (Series A (voting) $0.001 par value: authorized - 39,000,000 shares; issued - 25,436,467 shares; outstanding - 24,378,151 shares)	—	—
Common stock (Series B (non-voting) $0.001 par value: authorized - 3,000,000 shares; issued and outstanding - 2,063,533 shares)	—	—
Treasury stock, at cost: 1,058,316 shares	(30.7)	(30.7)
Paid-in capital, including warrants	595.6	594.3
Accumulated deficit	(524.5)	(422.8)
Accumulated other comprehensive income	—	1.8
Total stockholders’ equity	40.4	142.6
Total liabilities and stockholders’ equity	$1,271.0	$1,564.1

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries Consolidated Statements of Cash Flows (in millions) (unaudited)

	Successor Company
	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(101.7)	$(322.2)
Adjustments to reconcile net loss to operating cash flows:
(Income) loss from discontinued operations, net of taxes	(26.2)	50.7
Depreciation and amortization	29.4	32.7
Benefit for deferred income taxes	(15.0)	(18.5)
Amortization of debt discounts	1.4	0.9
Amortization of debt issuance costs	3.1	1.4
Gain on deconsolidation of subsidiary	(0.8)	(8.5)
Impairment of assets	113.4	227.7
Gain on derivatives and warrants	(2.6)	—
Equity-based compensation expense	5.4	16.5
Net gain on sale or disposal of certain assets	(1.0)	(1.7)
Changes in assets and liabilities, net of effects of dispositions:
Restricted cash	—	(0.5)
Accounts receivable, net	43.2	27.7
Inventories	(2.9)	(12.7)
Prepaid and deferred promotion costs	5.7	(5.0)
Other assets	(11.7)	(19.6)
Unearned revenue	(8.1)	(17.0)
Income taxes	(41.6)	(2.2)
Accounts payable and accrued expenses	(56.1)	(3.0)
Other liabilities	(4.4)	(7.8)
Net change in cash due to continuing operating activities	$(70.5)	$(61.1)
Net change in cash due to discontinued operating activities	(8.6)	(8.9)
Net change in cash due to operating activities	$(79.1)	$(70.0)
Cash flows from investing activities:
Capital expenditures	$(4.9)	$(8.6)
Purchase of a business	—	(2.3)
Proceeds from sale of a business	175.0	—
Proceeds from sale of assets	1.6	9.3
Investing restricted cash	0.1	—
Net change in cash due to continuing investing activities	$171.8	$(1.6)
Net change in cash due to discontinued investing activities	2.8	(0.7)
Net change in cash due to investing activities	$174.6	$(2.3)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries Consolidated Statements of Cash Flows (in millions) (unaudited)

	Successor Company
	Six months ended June 30,
	2012	2011
Cash flows from financing activities:
Proceeds from borrowings	50.0	—
Debt payments	(57.6)	—
Proceeds from long-term revolving credit facility	—	15.0
Repayments of long-term revolving credit facility	(35.0)	(4.0)
Debt payments to related parties	(45.0)	—
Cash paid for financing fees	(2.6)	(0.7)
Cash used to net settle equity-based compensation	—	(5.6)
Repurchase of Successor Company common stock	—	(43.3)
Tax effect of equity-based compensation	1.1	—
Financing restricted cash	(11.0)	—
Payment of prepayment penalty to related parties	(5.0)	—
Net change in cash due to continuing financing activities	$(105.1)	$(38.6)
Net change in cash due to discontinued financing activities	(0.1)	—
Net change in cash due to financing activities	$(105.2)	$(38.6)
Effect of exchange rate changes on cash and cash equivalents	1.4	4.9
Net change in cash and cash equivalents	(8.3)	(106.0)
Cash and cash equivalents at beginning of period	112.3	169.4
Cash and cash equivalents at end of period	$104.0	$63.4
Supplemental information
Cash paid for interest	$28.2	$25.1
Cash paid for income taxes	$2.6	$5.5

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

On June 15, 2012, the Company completed a cash tender offer to purchase up to $60.7 of its Senior Secured Notes (as defined in Note 9, Debt), using proceeds from the sale of its Allrecipes.com business, at a purchase price of 95% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. See Note 9, Debt, for further information.

On March 30, 2012, the Company entered into a credit and guarantee agreement, providing the Company with a $50.0 secured term loan and an $11.0 letter of credit facility.  See Note 9, Debt, for further information.

On March 21, 2012, the Company repaid and terminated its Senior Credit Facility (as defined in Note 9, Debt), using $35.0 of net proceeds from our Allrecipes.com sale.  In addition, we cash-collateralized our letters of credit, $11.4 as of March 21, 2012, which had been issued under the Senior Credit Facility and which we intend to reissue under our $11.0 letter of credit facility. See Note 9, Debt, for further information.

On March 24, 2012, we amended the 2011 Unsecured Term Loan to increase the senior secured leverage ratio for the quarter ended June 30, 2012 and thereafter.  See Note 9, Debt, for further information.

On March 6, 2012, the Company executed repayment of the 2011 Secured Term Loan (as defined in Note 9, Debt), using net proceeds from our Allrecipes.com sale. Our repayment included $45.0 to satisfy the principal debt, along with $5.0 due under the early repayment provisions.  See Note 9, Debt, for further information.

On February 29, 2012, the Company sold Allrecipes.com, for $175.0 in cash.  Allrecipes.com was considered to be a business held for sale and classified within discontinued operations as of December 31, 2011. The sale of Allrecipes.com resulted in a gain of $51.5, net of taxes.  See Note 6, Discontinued Operations and Assets Held for Sale, for further information.

On February 8, 2012, the Company sold Weekly Reader for $3.6, which was paid in cash. Weekly Reader was considered to be a business held for sale and classified within discontinued operations as of December 31, 2011. The impact of this sale was not material.  See Note 6, Discontinued Operations and Assets Held for Sale, for further information.

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

Our businesses are structured into the following three reportable segments: North America, Europe and Asia Pacific & Latin America (“APLA”).  See Note 15, Segments, for further information.

As discussed in Note 2, Reorganization and Emergence from Chapter 11, in our audited December 31, 2011 consolidated financial statements, the Company emerged from chapter 11 bankruptcy protection on February 19, 2010 (“Effective Date”), and adopted fresh start accounting in accordance with Accounting Standards Codification ("ASC") Topic 852, Reorganizations. The adoption of fresh start accounting resulted in our becoming a new entity for financial reporting purposes.

The Company, when used in reference to the period including and subsequent to February 20, 2010, refers to the “Successor Company”, and when used in reference to the period prior to February 20, 2010, refers to the “Predecessor Company”.

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

As discussed in Note 3, Fresh Start Accounting and Reorganization Items, in our audited December 31, 2011 consolidated financial statements, the basis to determine enterprise value and the values of various tangible and intangible assets were determined using a number of factors, including the use of certain valuation methodologies and certain operational assumptions and estimates.  Due to the many variables inherent in the estimation of fair value, differences in assumptions and estimates may have a material effect on the result of our future goodwill and intangible asset impairment tests. We determined that an interim impairment test was necessary during the three months ended June 30, 2012. The analysis resulted in an estimated impairment charge of $113.4 for goodwill and other intangible assets. See Note 2, Impairment of Assets, for further information.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which represents an update to ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350").  ASU 2011-08 simplifies how entities test goodwill for impairment.  ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform a two-step goodwill impairment test.  ASU 2011-08 is effective for the Company in the first quarter of its fiscal year ending December 31, 2012.  The Company adopted this guidance effective January 1, 2012, and it did not have any impact on our consolidated financial statements.

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

Note 2    Impairment of Assets
Goodwill and other indefinite-lived intangible assets are reviewed for impairment using a fair value based approach annually or earlier upon the occurrence of events or circumstances that indicate there may be an impairment charge. Our annual impairment test is performed on October 1. Asset impairments related to the carrying value of goodwill, indefinite-lived intangible assets and certain long-lived assets are calculated in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other and ASC Topic 360, Property, Plant and Equipment (“ASC 360”), respectively.
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
During the three months ended June 30, 2012, we concluded that interim impairment tests for goodwill were necessary for our Europe and Canada reporting units. This conclusion was based on certain indicators of impairment, including lower than expected results and a decline in our most recent financial projections. Our interim impairment test has been impacted by declines in market comparables since our last annual impairment test. Revenue declines in certain brands in our North America businesses resulted in the need to perform an interim impairment analysis on certain tradenames.
Our results in Europe have declined as we experience the continuing economic activity declines in Europe, softer response rates to our promotional campaigns, continuing declines in some of our books and home entertainment products and transformational change, as we implement our strategy towards a more customer-centric marketing approach and a digital-driven business model. The goal of this approach is a high-quality customer database, with higher-returns on a lower revenue base. While our financial projections anticipated some decline in revenue related to this strategy, the actual declines have occurred at rates higher than we predicted, and against factors that we were not able to predict, including continued challenging economic environments in our European markets. Our efforts to preserve profitability through aggressive cost reductions and operating efficiencies have somewhat mitigated the declines. However, these factors led us to conclude that an interim impairment test was necessary for Europe.
Our conclusion to perform an interim impairment test for our Canada reporting unit was also based on lower than expected results and a decline in our most recent financial projections. Recent headcount reduction initiatives in Canada have affected the business and will continue to do so in the near-term, as we transform our traditional direct marketing Canada business towards a more circulation and digital-driven business model.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Our assets were established at fair value upon our emergence from bankruptcy and application of fresh start accounting on February 19, 2010, based upon facts, circumstances and market conditions prevailing at that time.
The goodwill impairment analysis is a two-step process. The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is not considered to be impaired. If the carrying value exceeds the fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment. The second step requires the Company to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation.
We estimated the fair value of our reporting units based on a combination of the income and market multiple approaches. Our estimate of discounted cash flows for each reporting unit required significant judgment. Certain key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including pre-publication costs, are based on estimates related to strategic initiatives and current market conditions. The discounted cash flow analyses used a discount rate that corresponds to our weighted-average cost of capital. This assumed discount rate is consistent with that used for investment decisions and takes into account risk associated with the specific and detailed operating plans and strategies of the individual reporting units. The market data utilized included publicly-traded prices and transaction values of comparable companies with operations considered to be similar to those of the Company's reporting units. Collectively, these evaluations were management's best estimate of projected fair values.
We estimated the fair value of intangible assets using the relief from royalty method and the income approach. The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurements of our intangible assets for the three and six months ended June 30, 2012:

	Range			Weighted Average
Discount Rate	14.0%	-	15.0%	14.3%
Growth Rates	(0.7)%	-	5.1%	2.7%
Perpetual Growth Rates	—%	-	2.0%	1.7%
Royalty Rate	0.5%	-	5.0%	2.6%
Our Europe and Canada reporting units failed step one of the goodwill impairment test, which required us to proceed to the second step. During the three months ended June 30, 2012, we recorded an estimated impairment charge of $63.6 against goodwill, consisting of $36.8 and $26.8, for Canada and Europe, respectively.
We also had other intangible asset impairment charges of $25.2 and $24.6, in our Canada and United States, and Europe reporting units, respectively.
Based on our interim impairment tests, our North America reportable segment had goodwill and other intangible asset impairment charges related to our Canada reporting unit of $36.8 and $13.1, respectively; and other intangible asset impairment charges related to certain tradenames in our United States reporting unit of $12.1. Our Europe reportable segment had goodwill and other intangible asset impairment charges of $26.8 and $24.6, respectively.
We have not finalized our interim impairment test during the second quarter of 2012 due to the timing and complexity of the calculations required. During the third quarter of 2012, we intend to finalize the second quarter interim impairment analysis and will record any adjustments at such time. We will also continue to monitor the progress of the transformational changes to these businesses, the execution of performance against our financial projections and the impact on value.
While the Company believes the assumptions used in the interim impairment analyses are reasonable, our analysis is sensitive to adverse changes in the assumptions used in the valuations.  In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate and market multiple assumptions could produce significantly different results for the impairment analyses. Further, our long-term plan for the Europe and Canada reporting units currently reflects the stabilization and subsequent growth of our core business.  Certain assumptions are particularly sensitive if changes arise due to new facts, given that our book value was written down to fair value during our second quarter of 2012 interim impairment test.  While we believe we have appropriately risk-adjusted our long-term plan to reflect the risk of non-performance, given the minimal excess

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

of fair value over book value, any adverse changes in assumptions could result in further impairment charges. We also have significant strategic initiatives in place across the Company, which in some cases, include the sale and subsequent license of a portion of our business. While we expect these initiatives to result in the ultimate realization of the fair values reflected in our impairment analysis, changes in our plans or adverse changes in actual results could lead to further impairment charges.

As part of our interim impairment test, we were required to perform an impairment assessment and measure certain assets at fair value. These fair value measurements are considered non-recurring under ASC Topic 820, Fair Value Measurements and Disclosures. The assets and liabilities measured during the period at fair value on a non-recurring basis were as follows:

	Successor Company
	At the End of the Period	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
For the six months ended June 30, 2012
Goodwill	$323.6	$—	$—	$323.6	$63.6
Other intangible assets, net	230.7	—	—	230.7	49.8
					$113.4

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

	Successor Company
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Restructuring charges	$0.8	$1.4	$1.9	$4.0
Professional fees and contractual charges related to reorganization and restructuring	0.3	2.0	1.1	3.9
Sale or disposal of certain assets	—	(0.6)	(1.0)	(1.7)
Pension curtailments	(0.2)	—	(0.3)	—
Total	$0.9	$2.8	$1.7	$6.2

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

Effective April 2, 2009, our Reader’s Digest Association, Inc. Retirement Plan (“U.S. Qualified Pension Plan” or “Retirement Plan”) was temporarily amended to provide additional benefits to employees involuntarily terminated.  As a result, a portion of our severance obligation is being satisfied by payments from the U.S. Qualified Pension Plan.  See Note 13, Benefit Plans, for further information.

For the three months ended June 30, 2012, we recorded new restructuring activities of $2.3, primarily related to severance, principally related to continued headcount reductions in North America; along with an adjustment to sublease assumptions

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

associated with the abandonment of one floor of our White Plains, New York facility. The associated employee severance payments are expected to be substantially completed by the end of June 2013. During the quarter, we also reversed $2.2 in accrued severance, primarily related to 2011 Successor Company initiatives, mainly due to several employee resignations and employees who are now expected to exit the business with a probable sale.

For the six months ended June 30, 2012, we recorded new restructuring activities of $3.9, primarily related to severance, principally related to continued headcount reductions in North America; along with a $1.8 adjustment to sublease assumptions associated with the abandonment of one floor of our White Plains, New York facility. The associated employee severance payments are expected to be substantially completed by the end of June 2013. During the six months ended June 30, 2012, we also reversed $3.8 in accrued severance, primarily related to 2011 Successor Company initiatives, mainly due to several employee resignations and employees who are now expected to exit the business with a probable sale.

For the three months ended June 30, 2011, we recorded new restructuring activities of $1.5. This was primarily related to $1.1 in contractual charges in Europe. Additionally, we recorded contractual charges related to the abandonment of one floor of our White Plains, New York facility, due to additional charges to ready the space for sublease and adjustments. During the quarter, we also reversed $0.4 in charges.

For the six months ended June 30, 2011, we recorded new restructuring activities of $4.0. This was primarily related to $3.1 in severance, principally due to continued headcount reductions in our Europe and APLA regions. Additionally, we recorded $1.2 in contractual charges related to the abandonment of one floor of our White Plains, New York facility, due to additional charges to ready the space for sublease and adjustments to our expected sublease income; along with contractual terminations in Europe. During the six months ended June 30, 2011, we also reversed $1.1 in severance related charges.

The table below reflects changes in our restructuring accruals, by type of initiative, for the Successor Company, for the six months ended June 30, 2012:

	Successor Company
	Severance				Contracts
	2011	2010			2011	2010
	Successor Company Initiatives	Successor Company Initiatives	Predecessor Company Initiatives	Total Severance	Successor Company Initiatives	Successor Company Initiatives	Predecessor Company Initiatives	Total Contracts	Grand Total
Balance at December 31, 2011	$25.7	$1.0	$0.6	$27.3	$0.9	$5.3	$—	$6.2	$33.5
Accruals, net	0.4	(0.5)	—	(0.1)	0.2	1.8	—	2.0	1.9
Spending	(9.2)	(0.4)	—	(9.6)	(0.1)	(0.7)	—	(0.8)	(10.4)
Balance at June 30, 2012	$16.9	$0.1	$0.6	$17.6	$1.0	$6.4	$—	$7.4	$25.0
Cumulative Accounts
Predecessor Company’s liabilities assumed in fresh start accounting	$—	$—	$14.3	$14.3	$—	$—	$0.3	$0.3	$14.6
Accruals, net	33.6	19.5	(6.4)	46.7	1.6	8.0	(0.2)	9.4	56.1
Spending	(16.7)	(19.4)	(7.3)	(43.4)	(0.6)	(1.6)	(0.1)	(2.3)	(45.7)
Balance at June 30, 2012	$16.9	$0.1	$0.6	$17.6	$1.0	$6.4	$—	$7.4	$25.0

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

The table below reflects changes in our restructuring accruals, by reportable segment, for the Successor Company, for the six months ended June 30, 2012:

	Successor Company
	Severance				Contracts
	North America	Europe	APLA	Total Severance	North America	Europe	APLA	Total Contracts	Grand Total
Balance at December 31, 2011	$4.6	$19.4	$3.3	$27.3	$5.3	$0.9	$—	$6.2	$33.5
Accruals, net	2.2	(1.5)	(0.8)	(0.1)	1.8	0.1	0.1	2.0	1.9
Spending	(2.9)	(4.9)	(1.8)	(9.6)	(0.7)	(0.1)	—	(0.8)	(10.4)
Balance at June 30, 2012	$3.9	$13.0	$0.7	$17.6	$6.4	$0.9	$0.1	$7.4	$25.0
Cumulative Accounts
Predecessor Company’s liabilities assumed in fresh start accounting	$1.7	$11.3	$1.3	$14.3	$—	$—	$0.3	$0.3	$14.6
Accruals, net	17.9	22.9	5.9	46.7	8.6	0.9	(0.1)	9.4	56.1
Spending	(15.7)	(21.2)	(6.5)	(43.4)	(2.2)	—	(0.1)	(2.3)	(45.7)
Balance at June 30, 2012	$3.9	$13.0	$0.7	$17.6	$6.4	$0.9	$0.1	$7.4	$25.0

Note 4    Deconsolidation

Effective February 17, 2010, the Company deconsolidated our United Kingdom subsidiary, Reader’s Digest Association Limited (“RDA UK”), as a result of RDA UK filing for administration.  As of the aforementioned date, the United Kingdom High Court of Justice appointed an administrator who replaced management and the Board of Directors of RDA UK, and is responsible for any decision making regarding the day-to-day operations, assets, liabilities and capital of RDA UK.  As a result, we relinquished our controlling financial interest in RDA UK.  Therefore, in accordance with ASC Topic 810, Consolidation, the financial results of RDA UK are no longer included in our consolidated financial results for periods beginning after February 17, 2010. On April 9, 2010, the Company entered into a license agreement with a third party to publish the United Kingdom edition of Reader’s Digest magazine and sell other products under the Reader’s Digest brand.

During the three and six months ended June 30, 2011, we reduced the loss recorded upon the initial deconsolidation of RDA UK by $8.5, related to the settlement of remaining pre-petition and post-petition liabilities resulting from the RDA UK administration filing. In the three and six months ended June 30, 2012, we further reduced the loss by $0.8, related to the final settlement of pre-petition and post-petition liabilities resulting from the RDA UK administration filing.

Note 5    Income Tax

For the six months ended June 30, 2012 and 2011, the Company recorded income tax benefits of $49.4 and $11.9, respectively, which were primarily driven by the Company's jurisdictional earnings mix of foreign earnings at a low taxed rate and domestic losses at a higher taxed rate. Included in the annual estimated effective tax rate used to determine the income tax benefit for the six months ended June 30, 2012 were the impairments to non-deductible goodwill and identified intangibles. The reported benefit for the six months ended June 30, 2012 also included a $15.8 tax benefit related to our domestic continuing operations which is supported by taxable income generated by the sale of Allrecipes.com, a component of discontinued operations, as well as a discrete tax benefit of $10.6 related to the reversal of reserves for uncertain tax positions as discussed below. The income tax benefit of $11.9 for the six months ended June 30, 2011 was impacted by the impairment charge of non-deductible goodwill and identified intangibles previously recorded in fresh start accounting. This was recorded as a discrete benefit. The income tax benefit was further impacted by the establishment of a valuation allowance on certain US tax assets, offset by the reversal of valuation allowance previously recorded on certain of our state net operating loss carryforward.

We consider many factors when evaluating and estimating our uncertain tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.  During the six months ended June 30, 2012, we settled foreign tax controversies related to the years 2007 through 2010, resulting in a $10.6 decrease in the amount of unrecognized tax benefits related to these items.  The amount of unrecognized tax benefits, including interest from uncertain tax positions at June 30, 2012 and December 31, 2011, were $17.0 and $26.9, respectively.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Note 6    Discontinued Operations and Assets Held for Sale

During the three months ended June 30, 2012, we committed to a plan to sell our Reader's Digest Mexico and Argentina businesses, previously classified within our APLA segment; and our Reader's Digest Spain and Portugal businesses, previously classified within our Europe segment. We met the criteria under ASC 360 to classify these businesses as held for sale. There is no expectation of continuing cash flows (other than passive royalty income) or involvement in the operations after they are sold. The operating results for these businesses are included in discontinued operations for all periods presented. The assets and liabilities for these businesses are classified as held for sale for all periods presented. We believe that the sale of these businesses within the next twelve months is probable. See Note 17, Subsequent Events, for further information regarding our July 31, 2012 sale of the Spain and Portugal businesses.

During the three months ended June 30, 2012, we closed our Reader's Digest Ukraine, Kazakhstan and China businesses. Additionally, during the three months ended March 31, 2012, we closed our Worldwide Country Tours and Reader’s Digest Bulgaria businesses. These businesses met the criteria under ASC 205, Presentation of Financial Statements, for discontinued operations classification. There is no expectation of continuing cash flows or operations after the closure of these businesses.

On February 29, 2012, the Company sold Allrecipes.com, for $175.0 in cash.  The sale of Allrecipes.com resulted in a gain of $51.5, net of taxes.

On February 8, 2012, the Company sold Weekly Reader for $3.6, which was paid in cash. The sale of Weekly Reader resulted in a loss of $1.6, net of taxes.

The LED business remained classified as held for sale at June 30, 2012. See Note 17, Subsequent Events, for further information regarding our July 2, 2012 sale of the LED business.

We measured the discontinued businesses at fair value, less costs to sell, upon initial classification as held for sale and at each subsequent reporting period. For the three and six months ended June 30, 2012, we recorded estimated losses on the sale of these businesses of $6.6.

(Loss) income from discontinued operations, net of taxes, was as follows:

	Successor Company
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$25.8	$34.4	$69.8	$88.0
Loss from discontinued operations before income taxes and gain on sales	(18.3)	(45.9)	(24.6)	(56.1)
Income tax expense (benefit) on discontinued operations	2.4	(23.2)	(0.9)	(5.4)
Loss from discontinued operations, net of taxes, before gain on sales	(20.7)	(22.7)	(23.7)	(50.7)
Gain on sales of divested businesses, net of taxes	0.3	—	49.9	—
(Loss) income from discontinued operations, net of taxes	$(20.4)	$(22.7)	$26.2	$(50.7)

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Gain on the sales of divested businesses, net of taxes was as follows:

	Successor Company
	Three months ended June 30,	Six months ended June 30,
	2012	2012
Sales price	$—	$178.6
Less: cash on hand	—	—
Net sales price	—	178.6
Net tangible assets	—	2.6
Associated intangible assets	—	88.6
Transaction costs	(0.3)	5.5
Gain on sales of divested businesses, before taxes	0.3	81.9
Income tax expense	—	32.0
Gain on sales of divested businesses, net of taxes	$0.3	$49.9

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

The carrying amounts of major classes of assets and liabilities included in assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheets were as follows:

	Successor Company
	June 30, 2012	December 31, 2011
Assets held for sale
Accounts receivable, net	$14.1	$33.9
Inventories	5.5	7.1
Other current assets	9.0	11.7
Other non-current assets	2.3	5.9
Goodwill and other intangible assets, net	—	95.2
Total assets held for sale	$30.9	$153.8
Liabilities held for sale
Accounts payable	$9.5	$13.5
Accrued expenses	9.0	8.8
Deferred revenue	7.0	11.0
Other current liabilities	1.7	2.0
Other non-current liabilities	0.1	1.5
Total liabilities held for sale	$27.3	$36.8

Note 7    Accounts Receivable, Net

The components of accounts receivable, net were as follows:

	Successor Company
	June 30, 2012	December 31, 2011
Gross trade accounts receivable	$239.5	$313.2
Reserve for returns	(43.5)	(60.1)
Reserve for bad debts and allowances	(68.2)	(78.7)
Total accounts receivable, net	$127.8	$174.4

Note 8    Inventories

The components of inventories were as follows:

	Successor Company
	June 30, 2012	December 31, 2011
Raw materials	$1.3	$1.9
Work-in-progress	4.8	2.9
Finished goods	57.7	57.5
Total inventories	$63.8	$62.3

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Note 9    Debt

The components of debt were as follows:

			Successor Company
	Interest Rate	Maturity	June 30, 2012	December 31, 2011
Senior Credit Facility	6.0%	February 2013	$—	$35.0
2011 Secured Term Loan	7.0%	November 2013	—	45.0
2011 Unsecured Term Loan	11.0%	May 2014	10.0	10.0
2012 Secured Term Loan	8.0%	March 2015	50.0	—
Senior Secured Notes	9.5%	February 2017	464.4	525.0
Discount on 2011 Secured Term Loan			—	(1.5)
Discount on 2011 Unsecured Term Loan			(2.1)	(2.6)
Discount on Senior Secured Notes			(10.2)	(12.5)
Fair Value of Embedded Derivative			—	5.4
Total Debt			512.1	603.8
Less: Current portion of 2012 Secured Term Loan			0.5	—
Long-term debt			$511.6	$603.8

Interest Expense

Interest expense primarily attributable to our outstanding debt was $15.4 and $14.2 for the three months ended June 30, 2012 and 2011, respectively, including the amortization of deferred financing fees and bond discount of $1.4 and $1.2, respectively.  The weighted average interest rates on our borrowings for the three months ended June 30, 2012 and 2011 were 9.4% and 9.5%, respectively.

Interest expense primarily attributable to our outstanding debt was $32.8 and $28.0 for the six months ended June 30, 2012 and 2011, respectively, including the amortization of deferred financing fees and bond discount of $4.5 and $2.3, respectively.  The weighted average interest rates on our borrowings for the six months ended June 30, 2012 and 2011 were 9.3% and 9.5%, respectively.

2012 Secured Credit Facility

On March 30, 2012, the Company entered into a credit and guarantee agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, the Guarantors (defined therein), Wells Fargo Principal Lending, LLC as issuing lender, and the lenders thereunder, providing the Company with a $50.0 million secured term loan (“2012 Secured Term Loan”) and an $11.0 million letter of credit facility (“Letter of Credit Facility” and together with the 2012 Secured Term Loan, the “2012 Secured Credit Facility”).  The 2012 Secured Credit Facility matures on March 30, 2015. The 2012 Secured Term Loan has a short-term repayment of $0.125 due quarterly, which is recorded in current portion of long-term debt in our consolidated balance sheets.  The term loans under the 2012 Secured Term Loan bear interest at a variable rate per annum, based upon the Company’s election of a prime rate or LIBOR (subject to a floor of 4.0% and 3.0%, respectively) plus 4.0% in the case of prime rate borrowings and 5.0% in the case of LIBOR borrowings.  The drawn letters of credit under the Letter of Credit Facility bear an interest rate of 6.0% per annum and the Letter of Credit Facility includes a utilization fee of 1.0% per annum, which will accrue on the total undrawn amount of the Letter of Credit Facility.

The 2012 Secured Credit Facility is fully and unconditionally guaranteed on a first priority secured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The obligations and guaranty under the 2012 Secured Credit Facility are secured by a first priority security interest in the same collateral that secures our Senior Secured Notes (as defined below).  The 2012 Secured Credit Facility and the Senior Secured Notes are secured by the same collateral and rank pari passu with each other under the documentation governing such collateral; however, the 2012 Secured Credit Facility constitutes “Priority Payment Lien Obligations” under such documentation and enjoys priority (“first out”) treatment with respect to post-default dispositions and realizations of collateral thereunder.

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

In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants.  See Note 12, Common Stock Warrants, for further information.

Luxor Capital Group and Point Lobos Capital and their affiliated funds are considered related parties due to their equity interest in the Company.  See Note 14, Related Party Transactions, for further information.

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

On June 15, 2012, the Company completed a cash tender offer to purchase up to $60.7 of its Senior Secured Notes, using proceeds from the sale of its Allrecipes.com business, at a purchase price of 95% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. The Company received tenders of approximately $509.0 aggregate principal amount of Senior Secured Notes. Under the terms of the tender offer, holders who tendered Senior Secured Notes that were accepted for payment received approximately 95% principal amount of the Senior Secured Notes. On June 15, 2012, we accepted for purchase $60.6 aggregate principal amount on a pro rata basis, pursuant to the tender offer, at a total cost of $58.1, including principal of $57.6, along with accrued and unpaid interest to the date of purchase.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

 Senior Credit Facility

On February 19, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent; the Guarantors (which include us and are defined therein); J.P. Morgan Securities Inc., Bank of America Securities LLC, Credit Suisse Securities (U.S.A.) LLC and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunners; and JPMorgan Chase Bank, N.A., Bank of America, N.A., Credit Suisse AG and Goldman Sachs Credit Partners L.P., as lenders, providing for a three year revolving credit facility (“Senior Credit Facility”) of up to $50.0 with a $25.0 letter of credit sub-facility.  On March 21, 2012, the Company repaid and terminated its Senior Credit Facility, using $35.0 of net proceeds from our Allrecipes.com sale and we cash-collateralized our letters of credit, $11.4 as of March 21, 2012, which had been issued under the Senior Credit Facility and which we intend to reissue under our Letter of Credit Facility.

 Letters of Credit

As discussed above, as of June 30, 2012, there was $10.5 in cash-collateralized letters of credit.  There was $11.5 in standby letters of credit as of December 31, 2011, against the $25.0 letter of credit sub-facility of the Senior Credit Facility.  The letters of credit served as security, primarily related to real estate leases entered into by RDA and as security for surety bonds related to sweepstakes promotions and customs duties.

Fair Values

Our fair value measurements based on Level 2 of the fair value hierarchy included the Senior Secured Notes.  Based on quoted prices in markets that are not active, we estimated that the fair value of our Senior Secured Notes was approximately $364.6 and $388.5, as of June 30, 2012 and December 31, 2011, respectively.

Our fair value measurements based on Level 3 of the fair value hierarchy included the 2012 Secured Term Loan, Senior Credit Facility, 2011 Secured Term Loan and 2011 Unsecured Term Loan.

We estimated that the fair value of our 2012 Secured Term Loan was $42.6 at June 30, 2012.

We estimated that the fair value of our Senior Credit Facility was approximately $33.0 at December 31, 2011.  There was very limited trading activity on our Senior Credit Facility.

We estimated that the fair value of our 2011 Unsecured Term Loan was $9.0 and $8.8, as of June 30, 2012 and December 31, 2011, respectively.  We estimated that the fair value of our 2011 Secured Term Loan was $40.7 at December 31, 2011. There has been no trading activity on the 2011 Credit Facilities.

Note 10    Commitments and Contingencies

General Litigation

From time to time, we are involved in a variety of lawsuits, investigations and proceedings that arise in the ordinary course of business.

As previously disclosed, we are currently involved in consent negotiations with the Federal Trade Commission ("FTC") following a Civil Investigative Demand it issued in April 2010, regarding the marketing of the Ab Circle Pro fitness product, to Direct Entertainment Media Group, Inc. ("DEMG"), a subsidiary of The Reader's Digest Association, Inc. (“RDA”), as well as certain third parties involved in the manufacture and promotion of the product.  DEMG provided its initial responses by August 23, 2010 and had not heard from the FTC until June 2011, at which time the FTC indicated it would seek authority to enter into consent negotiations with DEMG regarding the terms of a Consent Order.  On October 5, 2011, the FTC indicated that it had received authority from the Bureau of Consumer Protection to enter into consent negotiations in an effort to amicably resolve the investigation.

We have now reached an agreement in principle with the FTC staff and have agreed upon the terms of a proposed Consent Order that provides for injunctive relief and consumer redress. Under the terms of the proposed Consent Order, DEMG and Direct Holdings Americas, Inc. (“DHA”), a former subsidiary of RDA that was sold on July 2, 2012, are included among the named defendants. RDA, however, will be subject only to the monetary obligations for consumer redress and not to the

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

injunctive provisions. The proposed Consent Order has been submitted to the full Commission for approval. The terms of the proposed Consent Order, including the provisions for consumer redress, cannot be disclosed until the proposed Consent Order is approved. Assuming the Commission approves the proposed Consent Order, we would expect it to be finalized and announced in the third quarter of 2012. The injunctive provisions of the proposed Consent Order are not expected to materially impact the Company's future marketing activities in light of the discontinuation of the operations of DEMG and the sale of DHA. In accordance with ASC Topic 450, Contingencies, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. For this matter, we reserved an amount based on upon a reasonable range, in consultation with our external advisors. The Company believes that the amounts reserved are adequate based on currently available information, including the terms of the proposed Consent Order.

On December 30, 2011, the Polish Office for the Protection of Consumers and Competition ("UOKiK") issued a decision in its consumer protection proceeding against Reader's Digest Przeglad Sp. z o.o. (Reader's Digest Poland, "RDP"). UOKiK takes the position that RDP's sweepstakes-based direct mail marketing model makes use of practices which may mislead consumers and/or fail to provide clear and complete information on the details of the distance-selling contracts executed between RDP and the consumers. The decision requires RDP to (i) pay a fine of approximately $1.3, (ii) announce the decision on its website and in two national papers and (iii) change certain of its promotional materials. RDP filed an appeal on January 16, 2012, with the consumer protection/competition court. UOKiK's decision is not binding prior to the consumer protection/competition court's ruling on appeal. A ruling by the appellate court is expected in six to twelve months. Although we cannot predict the final outcome of this matter, based on the information presently available to us, management does not believe that the ultimate resolution of this investigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In August 2011, an adverse decision against the Company was rendered in the Brazilian Federal Court of Appeals that overturned a favorable decision in the lower court that was rendered in 2007, in which the Company challenged the constitutionality of a 2004 law change in the method of determining the tax base and the applicable tax rate used to assess local operating taxes related to certain federal social contribution programs. The Court of Appeals ruled unfavorably on the issue of constitutionality of the tax rate, but did not address the tax base, and specifically the Company’s ability to claim certain offsets in the form of credits against the tax. The Company asked the Court of Appeals to clarify its ruling in respect of the tax base and in February 2012, the Court of Appeals issued an adverse ruling that prevents the Company from claiming the aforementioned tax credits. In May 2012, the Company appealed the decision to the Superior Court of Brazil, and together with local tax counsel, believes it is possible that it will ultimately prevail in this litigation, which is expected to take several years to resolve. Based on the facts and circumstances, in April 2012, the Company elected to pay approximately $4.5 related to prior year taxes in dispute. The Company also elected to continue to pay the tax, excluding the benefit of the aforementioned tax credits in dispute, until the litigation is resolved. Our April 2012 payment of $4.5, related to taxes in dispute, was accrued at December 31, 2011.

Note 11    Equity-Based Compensation

For the three months ended June 30, 2012 and 2011, we recognized stock-based compensation expense of $0.8, and $14.9, respectively.

For the six months ended June 30, 2012 and 2011, we recognized stock-based compensation expense of $5.4 and $16.5, respectively. The stock-based compensation expense in the six months ended June 30, 2011 consisted of $12.4, net of forfeitures, specifically for the accelerated vesting due to our April 2011 Board Change, as discussed in Note 1, Organization and Summary of Significant Accounting Policies, in our audited December 31, 2011 consolidated financial statements; along with $2.6 for normal course vesting and $1.5 for the quarterly mark-to-market on liability-classified RSUs.

During the six months ended June 30, 2012, there were 794,000 RSUs granted to certain directors and employees of our Company.  During the three months ended June 30, 2012, we had a modification to RSUs awarded to non-employee directors, which resulted in reclassification as liability instruments. RSUs awarded to non-employee directors and employee participants are accounted for as liability instruments and recorded in accrued expenses in our consolidated balance sheets.

There were no stock options granted in the six months ended June 30, 2012.  Stock options awarded to employees or non-employee directors are accounted for as equity instruments.

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

The table below sets forth the key assumptions utilized in the valuation of our common stock equity:

	Successor Company
	Valuation Date
	June 30, 2012	March 31, 2012
Income approach
Discount rate	16.0%	16.0%
Perpetual growth rate	2.0%	2.0%
Market comparable approach
EBITDA market multiples	5.00 to 5.50	5.50 to 6.00
Revenue market multiples	0.45 to 0.50	0.50 to 0.55
Finnerty model
Discount for lack of marketability	20.0%	20.0%
Volatility (a)	65.0%	50.0%
Risk-free rate (b)	0.3%	0.3%
Dividend yield (c)	—%	—%
Estimated fair value of our common stock	$6.03	$12.27
(a) Volatility is calculated based on comparable public company volatilities.
(b) Risk-free rate is calculated based on U.S. Treasury zero-coupon security yields.
(c)  Dividend yield is based on our historical and expected dividends.

A summary of RSUs activity under the 2010 Plan was as follows:

	Successor Company
	RSUs
	Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	54	$22.80
Granted	794	11.97
Vested	(388)	12.96
Nonvested at June 30, 2012	460	$12.41

Note 12    Common Stock Warrants

As discussed in Note 9, Debt, on August 12, 2011, the Company entered into the 2011 Credit Facilities.  In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the 2011 Unsecured Term Loan.  The Company accounted for these warrants as derivative liabilities in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815").

The Company estimated the fair value of these warrants using a simulation approach, under Level 3 of the fair value hierarchy.  The fair value is recorded in other noncurrent liabilities in the consolidated balance sheets, with adjustments recorded as other income, net.  The estimated fair value at June 30, 2012 and at the issuance date was $0.9 and $2.9, respectively.

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

Note 13    Benefit Plans

We sponsor various pension and postretirement benefit plans, including those for certain employees in the United States and internationally.

Components of net periodic pension benefit were as follows:

	Successor Company
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$1.1	$1.1	$2.2	$2.2
Interest cost	5.5	6.2	11.0	12.3
Expected return on plan assets	(10.7)	(10.4)	(21.4)	(20.7)
Curtailments (a)	(0.2)	—	(0.3)	—
Cost for special termination benefits (b)	0.5	0.1	1.2	0.6
Net periodic pension benefit	$(3.8)	$(3.0)	$(7.3)	$(5.6)

(a) For the three and six months ended June 30, 2012, a curtailment occurred in France. This amount was recorded as other operating items, net as it is considered a restructuring item.

(b) Cost for special termination benefits is included in other operating items, net.  Our U.S. Qualified Pension Plan was temporarily amended to provide additional benefits to employees involuntarily terminated.

Our contributions to our various international pension plans were immaterial for all periods presented.

Our Retirement Plan in the United States is over funded; therefore, we made no contributions for the three and six months ended June 30, 2012 and 2011.

We also sponsor certain postretirement benefit plans in the United States and Canada.  The expense for these plans is not material.

Note 14    Related Party Transactions

Luxor Capital Group and Point Lobos Capital and their affiliated funds are considered related parties due to their equity interest in the Company.  The 2011 Credit Facilities between the Company and Luxor Capital Group, Point Lobos Capital and their affiliated funds are described in Note 9, Debt. On March 6, 2012, we executed repayment of the 2011 Secured Term Loan, using net proceeds from our Allrecipes.com sale. Our repayment included $45.0 to satisfy principal debt, along with $5.0 due under early repayment provisions. Additionally, for the three and six months ended June 30, 2012, we paid $0.3 and $0.5, respectively, in interest on the 2011 Unsecured Term Loan, to related parties.

Note 15    Segments

Our reportable segments reflect the manner in which our chief operating decision maker reviews the business.  Our Chief Executive Officer acts as our chief operating decision maker.  Revenue and expense attributable to intercompany transaction are eliminated to reconcile our reportable segment amounts to consolidated amounts, as reported in our consolidated statements of comprehensive loss.  In addition to the reportable segments, we separately report corporate unallocated expenses, which are expenses not directly attributable to business unit performance.  Similarly, we separately report the effects of goodwill and intangible asset impairment charges, certain purchase accounting related fair value adjustments and other operating items, net because our chief operating decision maker does not factor these items when assessing business unit performance.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Reportable Segment Financial Information:

	Successor Company
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
North America	$150.9	$194.5	$254.3	$325.4
Europe	102.1	140.0	195.7	257.2
Asia Pacific & Latin America	46.1	51.0	90.9	101.0
Intercompany eliminations	(1.4)	(1.6)	(2.8)	(3.4)
Fair value adjustments (a)	(7.2)	(8.9)	(14.3)	(32.8)
Total revenue	$290.5	$375.0	$523.8	$647.4
Operating profit (loss)
North America	$26.9	$40.3	$20.5	$40.9
Europe	5.2	14.4	(12.3)	3.6
Asia Pacific & Latin America	3.4	0.5	1.8	2.6
Corporate unallocated	(10.6)	(32.5)	(35.6)	(55.9)
Fair value adjustments (a)	(3.8)	(5.2)	(7.5)	(21.6)
Impairment of assets	(113.4)	(227.7)	(113.4)	(227.7)
Other operating items, net (b)	(0.9)	(2.8)	(1.7)	(6.2)
Operating loss	$(93.2)	$(213.0)	$(148.2)	$(264.3)

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

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2012 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$15.8	$108.2	$169.4	$(2.9)	$290.5
Product, distribution and editorial expenses	—	9.3	45.9	71.2	(2.9)	123.5
Promotion, marketing and administrative expenses	—	18.8	41.1	86.0	—	145.9
Impairment of assets	—	—	12.1	101.3	—	113.4
Other operating items, net	—	1.9	(0.6)	(0.4)	—	0.9
Operating (loss) profit	—	(14.2)	9.7	(88.7)	—	(93.2)
Interest expense	—	15.4	—	—	—	15.4
Gain on deconsolidation of subsidiary	—	—	(0.3)	(0.5)	—	(0.8)
Loss (income) from investment in subsidiaries	93.9	58.9	(4.0)	—	(148.8)	—
Other expense (income), net	—	6.0	(7.9)	1.2	—	(0.7)
(Loss) income before income taxes	(93.9)	(94.5)	21.9	(89.4)	148.8	(107.1)
Income tax expense (benefit)	—	(0.6)	(2.1)	(30.9)	—	(33.6)
(Loss) income from continuing operations before discontinued operations	(93.9)	(93.9)	24.0	(58.5)	148.8	(73.5)
Income (loss) from discontinued operations, net of taxes	—	—	(13.2)	(7.2)	—	(20.4)
Net (loss) income	$(93.9)	$(93.9)	$10.8	$(65.7)	$148.8	$(93.9)
Comprehensive (loss) income	$(111.4)	$(118.9)	$10.8	$(59.7)	$167.8	$(111.4)

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Statements of Comprehensive (Loss) Income for the six months ended June 30, 2012 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	—	31.9	171.3	325.1	(4.5)	523.8
Product, distribution and editorial expenses	—	20.3	78.3	142.8	(4.5)	236.9
Promotion, marketing and administrative expenses	—	47.2	78.4	194.4	—	320.0
Impairment of assets	—	—	12.1	101.3	—	113.4
Other operating items, net	—	2.9	0.9	(2.1)	—	1.7
Operating (loss) profit	—	(38.5)	1.6	(111.3)	—	(148.2)
Interest expense	—	32.8	—	—	—	32.8
Gain on deconsolidation of subsidiary	—	—	(0.3)	(0.5)	—	(0.8)
Loss (income) from investment in subsidiaries	101.7	(33.3)	2.9	—	(71.3)	—
Other expense (income), net	—	107.1	(103.5)	(6.5)	—	(2.9)
(Loss) income before income taxes	(101.7)	(145.1)	102.5	(104.3)	71.3	(177.3)
Income tax (benefit) expense	—	(43.4)	27.9	(33.9)	—	(49.4)
(Loss) income from continuing operations before discontinued operations	(101.7)	(101.7)	74.6	(70.4)	71.3	(127.9)
Income (loss) from discontinued operations, net of taxes	—	—	35.0	(8.8)	—	26.2
Net (loss) income	(101.7)	(101.7)	109.6	(79.2)	71.3	(101.7)
Comprehensive (loss) income	(103.5)	(110.4)	109.6	(73.7)	74.5	(103.5)

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Condensed Balance Sheet as of June 30, 2012 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$59.3	$105.2	$325.4	$(17.7)	$472.2
Property and equipment, net	—	32.3	7.4	9.7	—	49.4
Restricted cash	—	1.8	—	5.7	—	7.5
Goodwill	—	—	243.5	80.1	—	323.6
Other intangible assets, net	—	—	118.4	112.3	—	230.7
Prepaid pension assets	—	120.8	—	22.3	—	143.1
Investments in subsidiaries	40.4	430.6	90.0	—	(561.0)	—
Intercompany noncurrent receivables	—	78.9	—	8.3	(87.2)	—
Other noncurrent assets	—	19.1	22.3	3.1	—	44.5
Total assets	$40.4	$742.8	$586.8	$566.9	$(665.9)	$1,271.0
Liabilities and stockholders’ equity
Current liabilities	$—	$89.9	$202.3	$196.9	$(17.7)	$471.4
Long-term debt	—	511.6	—	—	—	511.6
Unearned revenue	—	—	97.2	1.1	—	98.3
Accrued pension	—	—	—	4.0	—	4.0
Postretirement and postemployment benefits other than pensions	—	7.3	—	1.3	—	8.6
Intercompany noncurrent payables	—	8.3	8.0	70.9	(87.2)	—
Other noncurrent liabilities	—	85.3	11.8	39.6	—	136.7
Total liabilities	—	702.4	319.3	313.8	(104.9)	1,230.6
Stockholders’ equity	40.4	40.4	267.5	253.1	(561.0)	40.4
Total liabilities and stockholders’ equity	$40.4	$742.8	$586.8	$566.9	$(665.9)	$1,271.0

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2012 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net change in cash due to continuing operating activities	$—	$(51.7)	$(1.8)	$(21.4)	$4.4	$(70.5)
Net change in cash due to discontinued operating activities	—	—	(6.6)	(2.0)	—	(8.6)
Net change in cash due to operating activities	—	(51.7)	(8.4)	(23.4)	4.4	(79.1)
Net change in cash due to continuing investing activities	—	173.5	(0.1)	(1.6)	—	171.8
Net change in cash due to discontinued investing activities	—	—	2.8	—	—	2.8
Net change in cash due to investing activities	—	173.5	2.7	(1.6)	—	174.6
Net change in cash due to continuing financing activities	—	(105.1)	—	—	—	(105.1)
Net change in cash due to discontinued financing activities	—	—	(0.1)	—	—	(0.1)
Net change in cash due to financing activities	—	(105.1)	(0.1)	—	—	(105.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5.7	(4.3)	1.4
Net change in cash and cash equivalents	—	16.7	(5.8)	(19.3)	0.1	(8.3)
Cash and cash equivalents at beginning of the period	—	21.4	7.4	83.5	—	112.3
Cash and cash equivalents at end of the period	$—	$38.1	$1.6	$64.2	$0.1	$104.0

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$14.6	$143.8	$218.2	$(1.6)	$375.0
Product, distribution and editorial expenses	—	14.6	57.0	90.1	(1.6)	160.1
Promotion, marketing and administrative expenses	—	33.3	51.8	112.3	—	197.4
Impairment of assets	—	0.1	—	227.6	—	227.7
Other operating items, net	—	1.9	1.4	(0.5)	—	2.8
Operating (loss) profit	—	(35.3)	33.6	(211.3)	—	(213.0)
Interest expense	—	14.2	—	—	—	14.2
Gain on deconsolidation of subsidiary	—	(8.5)	—	—	—	(8.5)
Other (income) expense, net	—	(2.7)	(0.3)	0.8	—	(2.2)
Loss (income) from investment in subsidiaries	240.5	210.5	5.3	—	(456.3)	—
(Loss) income before income taxes and discontinued operations	(240.5)	(248.8)	28.6	(212.1)	456.3	(216.5)
Income tax (benefit) expense	—	(8.9)	17.1	(6.9)	—	1.3
(Loss) income from continuing operations	(240.5)	(239.9)	11.5	(205.2)	456.3	(217.8)
Loss from discontinued operations, net of taxes	—	(0.6)	(9.1)	(13.0)	—	(22.7)
Net (loss) income	$(240.5)	$(240.5)	$2.4	$(218.2)	$456.3	$(240.5)
Comprehensive (loss) income	$(224.2)	$(226.0)	$2.6	$(218.4)	$441.8	$(224.2)

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$31.4	$217.2	$402.2	$(3.4)	$647.4
Product, distribution and editorial expenses	—	25.6	98.4	172.4	(3.4)	293.0
Promotion, marketing and administrative expenses	—	59.8	93.5	231.5	—	384.8
Impairment of assets	—	0.1	—	227.6	—	227.7
Other operating items, net	—	6.1	(0.2)	0.3	—	6.2
Operating (loss) profit	—	(60.2)	25.5	(229.6)	—	(264.3)
Interest expense	—	28.0	—	—	—	28.0
Gain on deconsolidation of subsidiary	—	(8.5)	—	—	—	(8.5)
Other (income) expense, net	—	(9.0)	1.2	7.4	—	(0.4)
Loss (income) from investment in subsidiaries	322.2	258.1	5.0	—	(585.3)	—
(Loss) income before income taxes and discontinued operations	(322.2)	(328.8)	19.3	(237.0)	585.3	(283.4)
Income tax (benefit) expense	—	(7.2)	3.7	(8.4)	—	(11.9)
(Loss) income from continuing operations	(322.2)	(321.6)	15.6	(228.6)	585.3	(271.5)
Loss from discontinued operations, net of taxes	—	(0.6)	(31.6)	(18.5)	—	(50.7)
Net loss	$(322.2)	$(322.2)	$(16.0)	$(247.1)	$585.3	$(322.2)
Comprehensive loss	$(273.0)	$(274.9)	$(15.9)	$(246.8)	$537.6	$(273.0)

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Condensed Balance Sheet as of December 31, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$38.9	$241.2	$370.3	$(14.7)	$635.7
Property and equipment, net	—	33.2	8.0	9.9	—	51.1
Restricted cash	—	1.7	—	4.8	—	6.5
Goodwill	—	—	243.5	145.2	—	388.7
Other intangible assets, net	—	—	139.4	165.3	—	304.7
Prepaid pension assets	—	114.0	—	21.4	—	135.4
Investments in subsidiaries	142.6	617.1	202.4	—	(962.1)	—
Intercompany noncurrent receivables	—	84.1	—	8.1	(92.2)	—
Other noncurrent assets	—	21.2	16.8	4.0	—	42.0
Total assets	$142.6	$910.2	$851.3	$729.0	$(1,069.0)	$1,564.1
Liabilities and stockholders’ equity
Current liabilities	$—	$72.8	$254.9	$247.5	$(14.7)	$560.5
Long-term debt	—	603.8	—	—	—	603.8
Unearned revenue	—	—	88.0	1.6	—	89.6
Accrued pension	—	—	—	4.3	—	4.3
Postretirement and postemployment benefits other than pensions	—	8.0	—	1.2	—	9.2
Intercompany noncurrent payables	—	8.1	8.0	76.1	(92.2)	—
Other noncurrent liabilities	—	74.9	23.1	56.1	—	154.1
Total liabilities	—	767.6	374.0	386.8	(106.9)	1,421.5
Stockholders’ equity	142.6	142.6	477.3	342.2	(962.1)	142.6
Total liabilities and stockholders’ equity	$142.6	$910.2	$851.3	$729.0	$(1,069.0)	$1,564.1

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net change in cash due to continuing operating activities	$—	$(3.6)	$(0.6)	$(51.0)	$(5.9)	$(61.1)
Net change in cash due to discontinued operating activities	—	—	2.8	(11.7)	—	(8.9)
Net change in cash due to operating activities	—	(3.6)	2.2	(62.7)	(5.9)	(70.0)
Net change in cash due to continuing investing activities	—	(6.3)	(2.7)	7.4	—	(1.6)
Net change in cash due to discontinued investing activities	—	—	(0.5)	(0.2)	—	(0.7)
Net change in cash due to investing activities	—	(6.3)	(3.2)	7.2	—	(2.3)
Net change in cash due to continuing financing activities	—	(38.6)	—	—	—	(38.6)
Net change in cash due to discontinued financing activities	—	—	—	—	—	—
Net change in cash due to financing activities	—	(38.6)	—	—	—	(38.6)
Effect of exchange rate changes on cash and cash equivalents	—	(5.4)	—	4.4	5.9	4.9
Net change in cash and cash equivalents	—	(53.9)	(1.0)	(51.1)	—	(106.0)
Cash and cash equivalents at beginning of the period	—	64.8	3.8	100.8	—	169.4
Cash and cash equivalents at end of the period	$—	$10.9	$2.8	$49.7	$—	$63.4

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Note 17    Subsequent Events

On July 2, 2012, the Company completed the sale of 100% of the outstanding stock of its Direct Holdings U.S. Corp. and Saguaro Road Records, Inc. subsidiaries, and certain assets of Direct Entertainment Media Group, Inc., collectively considered to be LED. LED was categorized as a business held for sale and was classified within discontinued operations as of June 30, 2012. The purchase price was $1.1 and was paid in cash. We have calculated a preliminary loss of $2.7 on the sale of the LED business, net of taxes.

On July 31, 2012, the Company completed the sale of 100% of the outstanding stock of its businesses in Spain and Portugal. We expect the financial impact of this transaction to be immaterial. Concurrent with the sale agreement, we entered into a license agreement with the purchaser to publish the Spain and Portugal editions of Reader's Digest and sell other products under the Reader's Digest brand. These businesses were categorized as held for sale and classified within discontinued operations as of June 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of the Company is intended to provide a reader of our Consolidated Financial Statements with a narrative from management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  This discussion is organized as follows:

·                  Executive Overview

·                  Results of Operations

·                  Liquidity and Capital Resources

·                  Recent Accounting Pronouncements

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

Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control or ability to predict with accuracy and some of which we might not even anticipate, because they relate to events and depend on circumstances that may or may not occur in the future.  These could cause actual results to differ materially from our forward-looking statements.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, liquidity, and our business strategy and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that our expectations will be achieved.  In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements, those results or developments may not be indicative of results or developments in subsequent periods.  Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this MD&A and in the “Business” and “Risk Factors” sections contained in our Form 10-K for the fiscal year 2011, filed with the Securities and Exchange Commission, and include the following:

·                  our degree of leverage and concerns about our financial condition;

·                  general economic and market conditions;

·                  increased competition and other factors affecting the media and publishing industries generally;

·                  our ability to anticipate, respond or adapt to trends in what the public finds appealing;

·                  the identification and completion of significant transactions, including, without limitation, international licensing transactions and other strategic transactions;

·                  the ability to attract and retain new and younger customers and key personnel;

·                  changes in relationships with, or the financial condition of, key suppliers or vendors;

·                  declines in advertising revenue or in media spending generally;

·                  a failure to maintain circulation levels in a cost-efficient manner;

·                  risks relating to the foreign countries where we transact business;

·                  a material deterioration in foreign exchange rates with respect to the U.S. dollar;

·                  our ability to fulfill our strategy of building our Internet and digital businesses;

·                  significant financial restrictions placed on us by the Indenture governing our Senior Secured Notes and the agreements governing our 2012 Secured Credit Facility and 2011 Unsecured Term Loan (each as defined below);

·                  lack of comparable financial data due to the restructuring of our business or the adoption of fresh start accounting;

·                  the application of tax laws resulting from our chapter 11 proceedings, which will have an adverse effect on our future cash tax obligations; and

·                  the risk factors set forth under the section titled “Risk Factors” in our Annual Report on Form 10-K.

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

Overview

We are a global, multi-brand and multi-platform media and direct marketing company that educates, entertains and connects audiences around the world. We are dedicated to providing our customers with the inspiration, ideas and tools to simplify and enrich their lives. We operate our owned and licensed businesses throughout North America, Europe, Asia Pacific and Latin America, through multiple channels, such as direct mail (including catalogs), the Internet and retail.  Through trusted partners and expert sourcing we co-brand, market and sell other consumer goods and financial services.

During the first half of 2012, our core businesses continued to face negative pressures. Factors affecting our international businesses included unfavorable macro-economic environments, particularly in Europe, and challenges in attracting new customers, along with declining active customer and subscriber bases. Our North America businesses were negatively affected by declining subscription renewals across certain of our print magazines, in part as a result of reduced promotions on our print magazines; along with lower per-copy rates on some magazines and lower sales on some of our book product lines. We expect that these negative trends will continue to challenge the results in both our international and North America businesses during the second half of 2012.

We are in the midst of an effort to transform Reader's Digest to a simpler, more profitable business. This effort will involve restructuring operations and resources, and right-sizing our balance sheet in order to stabilize our business. Consistent with this strategic objective, during the first half of 2012, we finalized the sales of our Allrecipes.com and Weekly Readers businesses. Using the proceeds from the Allrecipes.com sale, we purchased $60.6 of our Senior Secured Notes and repaid our 2011 Secured Term Loan, including a prepayment penalty, and our Senior Credit Facility. We also secured replacement financing at the end of the first quarter of 2012 with an unaffiliated third-party lender. See our “Financing Activities” section below and Note 9, Debt, in the Notes to our June 30, 2012 Consolidated Financial Statements for further information.

Internationally, we continue to explore and implement our strategy to license some of our international businesses to third parties and exit unprofitable markets, in our effort to provide a more stable, predictable income stream from these segments. Towards this goal, during the second quarter of 2012, we committed to a plan to sell our businesses in Mexico, Argentina, Spain and Portugal. We have also shut down our operations in China, Kazakhstan and the Ukraine. See our “Discontinued Operations” section below for further information.

In the short-term, we remain focused on an aggressive review of our cost structure.  While our core businesses continued to face challenges, we remain confident in our long-term strategy of investment in our brands, development of digital products and aligning our marketing methods, as well as the pursuit of strategic partners to assist in marketing our products through a licensing model, to capture today’s consumer trends.

Financial Highlights

At June 30, 2012, we have three reportable segments which operate our media and direct marketing businesses: North America, Europe and Asia Pacific and Latin America (“APLA”).  Our North America segment primarily operates our media businesses, while our Europe and APLA segments primarily operate our direct marketing businesses.  Total revenue for the six months ended June 30, 2012 was $523.8.  Excluding intercompany eliminations and fair value adjustments, the North America, Europe and APLA segments contributed 47.0%, 36.2% and 16.8% of total revenue, respectively.

For the six months ended June 30, 2012, excluding intercompany eliminations and fair value adjustments, the combined sales of books, music, other home entertainment products and other products contributed 57.3% of total revenue, while magazine subscriptions, newsstand sales and advertising contributed 42.7% of total revenue.

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

Financing Activities

During the six months ended June 30, 2012, the Company executed the financing activities described below in order to improve our liquidity and cash position.  Refer to “Liquidity and Capital Resources — Sufficiency of capital resources” and Note 9,

Debt, in the Notes to our June 30, 2012 Consolidated Financial Statements for further information on these financing activities.

On June 15, 2012, we completed the purchase of $60.6 of our Floating Rate Senior Secured Notes due 2017 ("Senior Secured Notes"), pursuant to our cash tender offer, using proceeds from the sale of the Allrecipes.com business, at a purchase price of 95% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase.

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

Discontinued Operations

We reported a loss from discontinued operations, net of taxes of $20.4 for the three months ended June 30, 2012.  During the second quarter of 2012, we committed to a plan to sell our Reader's Digest Mexico and Argentina businesses, previously classified within our APLA segment; and our Reader's Digest Spain and Portugal businesses, previously classified within our Europe segment. We met the criteria under ASC 360 to classify these businesses as held for sale. There is no expectation of continuing cash flows (other than passive royalty income) or involvement in the operations after they are sold. The operating results for these businesses are included in discontinued operations for all periods presented. The assets and liabilities for these businesses are classified as held for sale for all periods presented. We believe that the sale of these businesses within the next twelve months is probable. The sale of the Spain and Portugal businesses closed on July 31, 2012. Additionally, during the second quarter of 2012, we closed our Reader's Digest Ukraine, Kazakhstan and China businesses and classified these businesses in discontinued operations.

We reported income from discontinued operations, net of taxes of $26.2 for the six months ended June 30, 2012.  This was driven by our sale of Allrecipes.com, which resulted in a gain of $51.5, net of taxes, offset by losses incurred on the aforementioned discontinued activities, the operations of Lifestyle and Entertainment Direct (“LED”) and the sale of the Weekly Reader business. The LED business was sold on July 2, 2012. Additionally, during the three months ended March 31, 2012, we closed our Worldwide Country Tours and Reader’s Digest Bulgaria businesses.

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

Reportable segment financial information for three months ended June 30, 2012, compared to three months ended June 30, 2011:

	Successor Company
	Three months ended June 30,
	2012	2011
Revenue
North America	$150.9	$194.5
Europe	102.1	140.0
Asia Pacific & Latin America	46.1	51.0
Subtotal	299.1	385.5
Intercompany eliminations	(1.4)	(1.6)
Fair value adjustments (a)	(7.2)	(8.9)
Total revenue	$290.5	$375.0
Operating profit (loss)
North America	$26.9	$40.3
Europe	5.2	14.4
Asia Pacific & Latin America	3.4	0.5
Subtotal	35.5	55.2
Corporate unallocated	(10.6)	(32.5)
Fair value adjustments (a)	(3.8)	(5.2)
Impairment of assets	(113.4)	(227.7)
Other operating items, net (b)	(0.9)	(2.8)
Operating loss	(93.2)	(213.0)
Interest expense	15.4	14.2
Gain on deconsolidation of subsidiary	(0.8)	(8.5)
Other income, net	(0.7)	(2.2)
Income tax (benefit) expense	(33.6)	1.3
Loss from discontinued operations	(20.4)	(22.7)
Net loss	$(93.9)	$(240.5)

(a)  Fair value adjustments include the amortization of the fair value reduction to unearned revenue and related deferred cost accounts resulted from the application of fresh start accounting upon our emergence from bankruptcy.

(b) Items included in other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iii) gain or loss on the sale or disposal of assets; and (iv) pension curtailments.  See Note 3, Other Operating Items, Net, in the Notes to our June 30, 2012 Consolidated Financial Statements for further information.

Revenue

Revenue for the three months ended June 30, 2012, decreased $84.5, or 22.5%, to $290.5, as compared to $375.0 for the three months ended June 30, 2011.  Our revenue included the amortization of fair value adjustments, which reduced our unearned revenue recorded at our emergence from bankruptcy on February 19, 2010 as a result of fresh start accounting.  The amortization of fair value adjustments to unearned revenue reduced revenue by $7.2 for the three months ended June 30, 2012 and $8.9 for the three months ended June 30, 2011.

Excluding the negative effect of foreign currency translation of $19.1, and fair value adjustments, revenue for the three months ended June 30, 2012 decreased $67.1 or 17.5%, as compared to the three months ended June 30, 2011.  Our revenue decline was primarily driven by a decline in subscription renewals, along with lower per-copy rates, on certain magazines; lower sales on books; and the absence of revenue from the Every Day with Rachael Ray publication, which was sold in October 2011, in the North America segment. Our revenue decline was also due to a lower active customer base and lower response rates within certain customer segments, across many of our markets in Europe. This was, in part, a result of our decision to scale back the frequency and intensity of promotional efforts to new customers, as our customer-centric strategy comes more fully effected in these markets.

Product, Distribution and Editorial Expenses

Product, distribution and editorial expenses for the three months ended June 30, 2012 decreased $36.6 to $123.5, as compared to $160.1 for the three months ended June 30, 2011.  Excluding the positive effect of foreign currency translation of $7.7, product, distribution and editorial expenses for the three months ended June 30, 2012 decreased $28.9, or 18.1%, as compared to the three months ended June 30, 2011.  Our product, distribution and editorial expenses declined, primarily due to sales volume declines, which included the absence of costs for the Every Day with Rachael Ray publication.

Promotion, Marketing and Administrative Expenses

Promotion, marketing and administrative expenses for the three months ended June 30, 2012 decreased $51.5 to $145.9, as compared to $197.4 for the three months ended June 30, 2011.  Excluding the positive effect of foreign currency translation of $10.3, promotion, marketing and administrative expenses for the three months ended June 30, 2012 decreased $41.2, or 20.9%, as compared to the three months ended June 30, 2011.  The decline in promotion, marketing and administrative expenses was largely driven by lower corporate costs, as discussed below, the absence of costs for the Every Day with Rachael Ray publication, and reductions in our promotional mailing, driven by more efficient mailing practices under our customer-centric strategy.

Operating loss (profit)

Operating loss for the three months ended June 30, 2012 decreased $119.8 to $93.2, as compared to $213.0 for the three months ended June 30, 2011.
During the three months ended June 30, 2012, we concluded that interim impairment tests were necessary for our Europe and Canada reporting units. This conclusion was based on certain indicators of impairment, including lower than expected results and a decline in our then most recent financial projections developed during the year. Our interim impairment test has also been impacted by declines in market comparables since our last annual impairment test. In addition, revenue declines in certain brands in our North America businesses resulted in the need to perform an interim impairment analysis on certain tradenames. Based on our interim impairment test, our North America reportable segment had goodwill and other intangible asset impairment charges related to our Canada reporting unit of $36.8 and $13.1, respectively; and other intangible asset impairment charges related to certain tradenames in our United States reporting unit of $12.1. Our Europe reportable segment had goodwill and other intangible asset impairment charges of $26.8 and $24.6, respectively. We have not finalized our interim impairment test during the second quarter of 2012 due to the timing and complexity of the calculations required. During the third quarter of 2012, we intend to finalize the second quarter interim impairment analysis and will record any adjustments at such time. We will also continue to monitor the progress of our transformational changes to these businesses, the execution of performance against our financial projections and the impact on value. See Note 2, Impairment of Assets, in the Notes to our June 30, 2012 Consolidated Financial Statements for further information.
Operating profit for our reportable segments (which does not include corporate unallocated expense, fair value adjustments, impairment of assets and other operating items, net) for the three months ended June 30, 2012 decreased $19.7 to $35.5, as compared to $55.2 for the three months ended June 30, 2011.  The impact of foreign exchange movements was minimal on our segment results during the three months ended June 30, 2012.  The decrease was primarily the result of declining revenue, as described above. This was partially offset by reduced promotional investments and our more efficient promotional mailing practices under our customer-centric strategy, and overhead cost savings resulting, in part, from our 2011 restructuring initiatives.

Corporate unallocated expense for the three months ended June 30, 2012 decreased $21.9 to $10.6, as compared to $32.5 for the three months ended June 30, 2011.  The decrease is primarily driven by higher stock-based compensation expense in the prior year, associated with the April 2011 change in our Board of Director composition and related executive severance, and by decreased amortization from certain other intangible assets becoming fully amortized in previous periods.

Other operating items, net for the three months ended June 30, 2012 decreased $1.9 to $0.9, as compared to $2.8 for the three months ended June 30, 2011.  The decrease was primarily due to a reversal of previously accrued severance, primarily related to employee resignations and employees who are now expected to exit the business with a probable sale.

Interest Expense

Interest expense for the three months ended June 30, 2012 increased $1.2 to $15.4, as compared to $14.2 for the three months ended June 30, 2011, including the amortization of debt issuance costs and bond discount of $1.4 and $1.2, respectively.  The increase was the result of borrowings under the 2012 Secured Term Loan, entered into on March 31, 2012.  See Note 9, Debt, in the Notes to our June 30, 2012 Consolidated Financial Statements for further information.

Income Taxes

The income tax benefit for the three months ended June 30, 2012 increased $34.9, to $33.6, as compared to an expense of $1.3 for the three months ended June 30, 2011. The income tax benefit for the three months ended June 30, 2012 reflected the impact of impairment charges to non-deductible goodwill and identified intangibles, which were included in our full year estimated effective tax rate, as they were no longer considered unusual in nature. The income tax benefit recorded for the three months ended June 30, 2012 also reflected a discrete tax benefit of $5.9 related to the reversal of reserves for uncertain tax positions. The income tax benefit for the three months ended June 30, 2011 was impacted by the impairment charge of non-deductible goodwill and identified intangibles previously recorded in fresh start accounting. This was recorded as a discrete benefit. The income tax benefit was further impacted by the establishment of a valuation allowance on certain US tax assets, offset by the reversal of valuation allowance previously recorded on certain of our state net operating loss carryforward.

Results of Operations: Reportable Segments

North America

Revenue in our North America segment for the three months ended June 30, 2012 decreased $43.6, or 22.4%, to $150.9, as compared to $194.5 for the three months ended June 30, 2011.  Foreign currency translation had a minimal impact in the quarter.  The decrease was primarily driven by the sale of Every Day with Rachael Ray at the end of 2011 and the closure of freshHome; declining subscription renewals, along with lower per-copy rates, on certain of our food and home magazine titles and our Reader’s Digest titles; lower sales on some of our book product lines; and fewer food single issue publications and bookazines.

Operating profit in our North America segment for the three months ended June 30, 2012 decreased $13.4 to $26.9, as compared to $40.3 for the three months ended June 30, 2011.  Foreign currency translation had a minimal impact in the quarter.  The decrease was primarily driven by lower revenue described above, offset somewhat by the absence of the Every Day with Rachael Ray publication, which incurred an operating loss in the prior year.

Europe

Revenue in our Europe segment for the three months ended June 30, 2012 decreased $37.9, or 27.1%, to $102.1, as compared to $140.0 for the three months ended June 30, 2011. Excluding the negative effect of foreign currency translation of $13.9, revenue for the three months ended June 30, 2012 decreased $24.0 or 17.1%, as compared to the three months ended June 30, 2011.  This decline was largely due to a lower active customer base within certain customer segments on our books and home entertainment products. Within our German region, results were impacted by the absence of a Spring catalog, which we discontinued in the current year to reduce the intensity of our promotional mailings, and lower performance on some book single sales offerings. Across all markets, our results were impacted by the continued decline in our active customer base and a reduction in promotion investments.

Operating profit in our Europe segment for the three months ended June 30, 2012 decreased $9.2, or 63.9%, to $5.2, as compared to $14.4 for the three months June 30, 2011.  Excluding the negative effect of foreign currency translation of $1.4, operating profit for the three months ended June 30, 2012 decreased $7.8, or 54.2%, as compared to the three months ended June 30, 2011.  The decrease in operating profit was primarily due to lower revenue described above, partially offset by reduced promotional investments and our more efficient promotional mailing practices under our customer-centric strategy, and overhead cost savings resulting from our 2011 headcount reduction initiatives.

Asia Pacific & Latin America

Revenue in our APLA segment for the three months ended June 30, 2012 decreased $4.9, or 9.6%, to $46.1, as compared to $51.0 for the three months ended June 30, 2011.  Excluding the negative effect of foreign currency translation of $4.6, revenue for the three months ended June 30, 2012 decreased $0.3 or 0.6%, as compared to the three months ended June 30, 2011.  The decline was primarily driven by the closure of Health Smart magazine in Australia. This was substantially offset by higher response rates driven by our customer-centric strategy in Australia and realization on previously delayed promotional investments in Brazil, which are now converting to new orders.

Operating profit in our APLA segment for the three months ended June 30, 2012 increased $2.9 to $3.4, as compared to $0.5 for the three months ended June 30, 2011.  Foreign currency translation had a minimal impact in the quarter.  The increase in operating profit was primarily due to a reduction in promotional activities, driven by implementation of our customer-centric approach and favorable timing on promotional campaigns.

Reportable segment financial information for six months ended June 30, 2012, compared to six months ended June 30, 2011:

	Successor Company
	Six months ended June 30,
	2012	2011
Revenue
North America	$254.3	$325.4
Europe	195.7	257.2
Asia Pacific & Latin America	90.9	101.0
Subtotal	540.9	683.6
Intercompany eliminations	(2.8)	(3.4)
Fair value adjustments (a)	(14.3)	(32.8)
Total revenue	$523.8	$647.4
Operating profit (loss)
North America	$20.5	$40.9
Europe	(12.3)	3.6
Asia Pacific & Latin America	1.8	2.6
Subtotal	10.0	47.1
Corporate unallocated	(35.6)	(55.9)
Fair value adjustments (a)	(7.5)	(21.6)
Impairment of assets	(113.4)	(227.7)
Other operating items, net (b)	(1.7)	(6.2)
Operating loss	(148.2)	(264.3)
Interest expense	32.8	28.0
Gain on deconsolidation of subsidiary	(0.8)	(8.5)
Other income, net	(2.9)	(0.4)
Income tax benefit	(49.4)	(11.9)
Income (loss) from discontinued operations	26.2	(50.7)
Net loss	$(101.7)	$(322.2)

(a) Fair value adjustments include the amortization of the fair value reduction to unearned revenue and related deferred cost accounts resulted from the application of fresh start accounting upon our emergence from bankruptcy.

 (b) Items included in other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iii) gain or loss on the sale or disposal of assets; and (iv) pension curtailments.  See Note 3, Other Operating Items, Net, in the Notes to our June 30, 2012 Consolidated Financial Statements for further information.

Revenue

Revenue for the six months ended June 30, 2012, decreased $123.6, or 19.1%, to $523.8, as compared to $647.4 for the six months ended June 30, 2011.  Our revenue included the amortization of fair value adjustments, which reduced our unearned revenue recorded at our emergence from bankruptcy on February 19, 2010 as a result of fresh start accounting.  The amortization of fair value adjustments to unearned revenue reduced revenue by $14.3 for the six months ended June 30, 2012 and $32.8 for the six months ended June 30, 2011.

Excluding the negative effect of foreign currency translation of $23.8, and fair value adjustments, revenue for the six months ended June 30, 2012 decreased $118.3, or 17.4%, as compared to the six months ended June 30, 2011. Our revenue decline was primarily driven by the absence of revenue from the Every Day with Rachael Ray publication, which was sold in October 2011, and a decline in subscription renewals, along with lower per-copy rates, on certain magazines, as well as lower sales on books, in the North America segment. Our revenue declines were also principally due to a lower active customer base and lower response rates within certain customer segments, across many of our markets in Europe and Asia. This was, in part, resulting from our decision to scale back the frequency and intensity of promotional efforts to new customers, as our customer-centric strategy comes more fully effected in these markets.

Product, Distribution and Editorial Expenses

Product, distribution and editorial expenses for the six months ended June 30, 2012 decreased $56.1 to $236.9, as compared to $293.0 for the six months ended June 30, 2011.  Excluding the positive effect of foreign currency translation of $10.5, product, distribution and editorial expenses for the six months ended June 30, 2012 decreased $45.6, or 15.6%, as compared to the six months ended June 30, 2011.  Our product, distribution and editorial expenses declined, primarily due to sales volume declines and the absence of costs for the Every Day with Rachael Ray publication.

Promotion, Marketing and Administrative Expenses

Promotion, marketing and administrative expenses for the six months ended June 30, 2012 decreased $64.8 to $320.0, as compared to $384.8 for the six months ended June 30, 2011.  Excluding the positive effect of foreign currency translation of $13.9, promotion, marketing and administrative expenses for the six months ended June 30, 2012 decreased $50.9, or 13.2%, as compared to the six months ended June 30, 2011.  The decline in promotion, marketing and administrative expenses was largely driven by lower corporate costs, as discussed below; the absence of costs for the Every Day with Rachael Ray publication; sales volume declines and reduced promotional investments, as we scale back the frequency and mailing quantities for campaigns to new customers and, in alignment with our customer-centric approach, implement more efficient promotional mailings to our active customer base; and overhead cost savings resulting from our 2011 headcount reduction initiatives.

Operating loss (profit)

Operating loss for the six months ended June 30, 2012 decreased $116.1 to $148.2, as compared to $264.3 for the six months ended June 30, 2011.
During the six months ended June 30, 2012, we concluded that interim impairment tests were necessary for our Europe and Canada reporting units. This conclusion was based on certain indicators of impairment, including lower than expected results and a decline in our then most recent financial projections developed during the year. Our interim impairment test has also been impacted by declines in market comparables since our last annual impairment test. In addition, revenue declines in certain brands in our North America businesses resulted in the need to perform an interim impairment analysis on certain tradenames. Based on our interim impairment test, our North America reportable segment had goodwill and other intangible asset impairment charges related to our Canada reporting unit of $36.8 and $13.1, respectively; and other intangible asset impairment charges related to certain tradenames in our United States reporting unit of $12.1. Our Europe reportable segment had goodwill and other intangible asset impairment charges of $26.8 and $24.6, respectively. We have not finalized our interim impairment test during the second quarter of 2012 due to the timing and complexity of the calculations required. During the third quarter of 2012, we intend to finalize the second quarter interim impairment analysis and will record any adjustments at such time. We will also continue to monitor the progress of our transformational changes to these businesses, the execution of performance against our financial projections and the impact on value. See Note 2, Impairment of Assets, in the Notes to our June 30, 2012 Consolidated Financial Statements for further information.
Operating profit for our reportable segments (which does not include corporate unallocated expense, fair value adjustments, impairment of assets and other operating items, net) for the six months ended June 30, 2012 decreased $37.1 to $10.0, as compared to $47.1 for the six months ended June 30, 2011.  The impact of foreign exchange movements was minimal on our segment results during the six months ended June 30, 2012.  The decrease was primarily driven by declining revenue, as described above; offset, in part, by reduced promotional investments and our more efficient promotional mailing practices under our customer-centric strategy, and overhead cost savings resulting, in part, from our 2011 restructuring initiatives.

Corporate unallocated expense for the six months ended June 30, 2012 decreased $20.3 to $35.6, as compared to $55.9 for the six months ended June 30, 2011.  The decrease is primarily driven by higher stock-based compensation expense in the prior year, associated with the April 2011 change in our Board of Director composition and related executive severance, and by decreased amortization from certain other intangible assets becoming fully amortized in previous periods.

Other operating items, net for the six months ended June 30, 2012 decreased $4.5 to $1.7, as compared to $6.2 for the six months ended June 30, 2011. The decrease was primarily due to charges in the prior year for professional fees associated with our chapter 11 filings and the application of fresh start accounting incurred after our emergence from bankruptcy and due to reversals in the current year of previously accrued severance, mainly related to employee resignations and employees who are now expected to exit the business with a probable sale.

Interest Expense

Interest expense for the six months ended June 30, 2012 increased $4.8 to $32.8, as compared to $28.0 for the six months ended June 30, 2011, including the amortization of deferred financing fees and bond discount of $4.5 and $2.3, respectively.  The increase was the result of additional borrowings during 2012 under our 2012 Secured Term Loan; the Senior Credit Facility and 2011 Secured Term Loan for a portion of the three months ended March 31, 2012; along with the write-off of deferred financing fees associated with the repayment and termination of the Senior Credit Facility in first quarter of 2012.

Income Taxes

The income tax benefit for the six months ended June 30, 2012 increased $37.5, to $49.4, as compared to a benefit of $11.9 for the six months ended June 30, 2011. The income tax benefit for the six months ended June 30, 2012 reflected the impact of impairment charges to non-deductible goodwill and identified intangibles, which were included in our full year estimated effective tax rate, as they were no longer considered unusual in nature. The reported benefit for the six months ended June 30, 2012 also reflected a $15.8 tax benefit related to our domestic continuing operations, which was supported by taxable income generated by the sale of Allrecipes.com, a component of discontinued operations, as well as a discrete tax benefit of $10.6 related to the reversal of reserves for uncertain tax positions. The income tax benefit for the six months ended June 30, 2011 was impacted by the impairment charge of non-deductible goodwill and identified intangibles previously recorded in fresh start accounting. This was recorded as a discrete benefit. The income tax benefit was further impacted by the establishment of a valuation allowance on certain US tax assets, offset by the reversal of valuation allowance previously recorded on certain of our state net operating loss carryforward.

Results of Operations: Reportable Segments

North America

Revenue in our North America segment for the six months ended June 30, 2012 decreased $71.1, or 21.9%, to $254.3, as compared to $325.4 for the six months ended June 30, 2011.  Foreign currency translation had a minimal impact in the period.  The decrease was primarily driven by sale of Every Day with Rachael Ray at the end of 2011 and the closure of freshHome; declining subscription renewals, along with lower per-copy rates, on certain of our food and home magazine titles and our Reader’s Digest titles; lower sales on books and lower advertising in Canada. This was somewhat offset by revenue from our Humana partnership, increased advertising across our United States Reader’s Digest print and digital platforms and our prior year acquisition of Haven Home Media.

Operating profit in our North America segment for the six months ended June 30, 2012 decreased $20.4, or 49.9%, to $20.5, as compared to $40.9 for the six months ended June 30, 2011.  Foreign currency translation had a minimal impact in the period.  The decrease was primarily driven by lower revenue described above, offset somewhat by the absence of the Every Day with Rachael Ray publication, which incurred an operating loss in the prior year.

Europe

Revenue in our Europe segment for the six months ended June 30, 2012 decreased $61.5, or 23.9%, to $195.7, as compared to $257.2 for the six months ended June 30, 2011. Excluding the negative effect of foreign currency translation of $18.4, revenue for the six months ended June 30, 2012 decreased $43.1, or 16.8%, as compared to the six months ended June 30, 2011.  This decline was largely due to a lower active customer base and lower response rates within certain customer segments, on our books and home entertainment products. Our results reflect the continued impact of our decline in active customer base and our reduction in promotional investments.

Operating results in our Europe segment for the six months ended June 30, 2012 decreased $15.9 to an operating loss of $12.3, as compared to an operating profit of $3.6 for the six months June 30, 2011.  Excluding the negative effect of foreign currency translation of $0.6, operating results for the six months ended June 30, 2012 decreased $15.3, as compared to the six months ended June 30, 2011.  The increase in operating loss was primarily due to lower revenue described above. This was partially offset by reduced promotional investments, as we scale back the intensity and mailing quantities for campaigns to customers and, in alignment with our customer-centric approach, implement more efficient promotional mailings to our active customer base; and overhead cost savings resulting from our 2011 headcount reduction initiatives.

Asia Pacific & Latin America

Revenue in our APLA segment for the six months ended June 30, 2012 decreased $10.1, or 10.0%, to $90.9, as compared to $101.0 for the six months ended June 30, 2011.  Excluding the negative effect of foreign currency translation of $4.5, revenue for the six months ended June 30, 2012 decreased $5.6, as compared to the six months ended June 30, 2011.  The decline was primarily driven by lower subscription renewals on certain titles and a lower active customer base, primarily in Asia.  This was somewhat offset by higher response rates driven by our customer-centric strategy in Australia.

Operating profit in our APLA segment for six months ended June 30, 2012 decreased $0.8 to $1.8, as compared to $2.6 for the six months ended June 30, 2011.  Foreign currency translation had a minimal impact in the period.  This decrease in operating profit was primarily due to the lower revenue described above, somewhat offset by overhead cost savings resulting from our 2011 headcount reduction initiatives and reduced promotional activities.

Liquidity and Capital Resources

Cash Flows

The consolidated statements of cash flows are summarized below:

	Successor Company
	Six months ended June 30,
	2012	2011
Net change in cash due to:
Continuing operating activities	$(70.5)	$(61.1)
Discontinued operating activities	(8.6)	(8.9)
Operating activities	(79.1)	(70.0)
Continuing investing activities	171.8	(1.6)
Discontinued investing activities	2.8	(0.7)
Investing activities	174.6	(2.3)
Continuing financing activities	(105.1)	(38.6)
Discontinued financing activities	(0.1)	—
Financing activities	(105.2)	(38.6)
Effect of exchange rate changes on cash and cash equivalents	1.4	4.9
Net change in cash and cash equivalents	(8.3)	(106.0)
Cash and cash equivalents at beginning of period	112.3	169.4
Cash and cash equivalents at end of period	$104.0	$63.4

Overview

At June 30, 2012, we had $104.0 of cash and cash equivalents.  During the six months ended June 30, 2012, there was a net decrease in cash of $8.3, which was driven by lower operating cash flows and cash-collateralization of our stand-by letters of credit, which were previously supported by the Senior Credit Facility. Additionally, we repaid a portion of our debt, funded by the net proceeds from our sale of Allrecipes.com and our 2012 Secured Term Loan.

During the six months ended June 30, 2011, there was a net decrease in cash of $106.0, which was primarily due to our February 2011 common stock repurchase, payments related to our change in control and our April 2011 Board Change, reorganization and restructuring payments, and investments in working capital as a consequence of lower operating cash flows due to reduced business activities, partially offset by borrowings under our Senior Credit Facility and cash inflow related to the sale of certain assets.

Cash flows from operating activities

Net cash used by continuing operating activities was $70.5 during the six months ended June 30, 2012, which was driven by our current year operating loss, seasonal lows in accounts payable and deferred revenue balances, along with payments related to our restructuring efforts. This was offset, in part, by the collection of accounts receivable on our fourth quarter sales.

Net cash used by continuing operating activities was $61.1 during the six months ended June 30, 2011. The use of cash was driven by our operating loss for the first half of the year, payments related to our change in control, our April 2011 Board Change and reorganization and restructuring payments, along with investments in working capital, which primarily consisted of accumulation of inventory in preparation for third quarter mailings, normal prepaid promotion costs and a decrease in accrued expenses. This was offset, in part, by the collection of accounts receivable.

Cash flows from investing activities

Net cash provided by continuing investing activities was $171.8 during the six months ended June 30, 2012, primarily due to the sale of Allrecipes.com, which yielded $175.0 in gross proceeds or approximately $150.0 in net proceeds, after our tax liability related to the gain on the sale and associated professional fees.  The net proceeds were used to repay a portion of our outstanding debt and execute a tender offer on our Senior Secured Notes, as discussed in the "Debt" section below. The remainder of the net proceeds is being used for capital expenditures, as allowed under our Indenture. Our capital spending during the six months ended June 30, 2012 primarily included routine capital expenditures.

Net cash provided by continuing investing activities was $1.6 during the six months ended June 30, 2011, primarily due to proceeds from the sale of certain assets, partially offset by normal capital expenditures and investments in new enterprise planning and reporting platforms and cash outlay for our Haven Home Media acquisition.

Cash flows from financing activities

Net cash used by continuing financing activities was $105.1 during six months ended June 30, 2012.  During the first quarter of 2012, using net proceeds from our Allrecipes.com sale we executed repayment on our 2011 Secured Term Loan, including payment of an early prepayment penalty, repaid our Senior Credit Facility and cash-collateralized our standby letters of credit outstanding thereunder, which we intend to reissue under our Letter of Credit Facility.  During the second quarter of 2012, we executed the tender offer on our Senior Secured Notes. These cash outlays were offset, in part, by proceeds from our 2012 Secured Term Loan, funded on March 30, 2012.

Net cash used by continuing financing activities was $38.6 during the six months ended June 30, 2011, primarily due to our February 2011 repurchase of common stock and payments related to our April 2011 Board Change, which were funded, in part, by net borrowings under our Senior Credit Facility.

Debt

Our debt facilities at June 30, 2012 consisted of our Senior Secured Notes, 2011 Unsecured Term Loan and 2012 Senior Credit Facility.  See Note 9, Debt, in the Notes to our June 30, 2012 Consolidated Financial Statements for further information.  On March 6, 2012, we repaid the 2011 Secured Term Loan and on March 21, 2012, we repaid the Senior Credit Facility, using net proceeds from the sale of our Allrecipes.com business. We further used proceeds from the Allrecipes.com sale to execute a tender offer on our Senior Secured Notes, completed on June 15, 2012.

A summary of activity for the outstanding debt instruments is as follows:

·                  Senior Secured Notes and Indenture:  At June 30, 2012, $464.4, net of unamortized discount of $10.2, was outstanding under the Senior Secured Notes, reflecting repayment of $60.6, from our tender offer.  The Senior Secured Notes bear interest at a variable rate, which is reset quarterly, equal to LIBOR (subject to LIBOR floor of 3.0%) plus 6.5%.  The Indenture governing the Senior Secured Notes includes various covenants that, among other things, restrict certain payments by us, restrict our ability to merge with another entity, incur or guarantee debt and sell or transfer assets.  Refer to the “Sufficiency of capital resources” section below regarding compliance with the covenants.

·                  2012 Secured Credit Facility: On March 30, 2012, the Company entered into a credit and guarantee agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, the Guarantors (defined therein), Wells Fargo Principal Lending, LLC as issuing lender, and the lenders thereunder, providing the Company with a $50.0 secured term loan (“2012 Secured Term Loan”) and an $11.0 letter of credit facility (“Letter of Credit Facility” and together with the 2012 Secured Term Loan, the “2012 Secured Credit Facility”).  The 2012 Secured Credit Facility matures on March 30, 2015.  The term loans under the 2012 Secured Term Loan bear interest at a variable rate per annum, based upon the Company’s election of a prime rate or LIBOR (subject to a floor of 4.0% and 3.0%, respectively) plus 4.0% in the case of prime rate borrowings and 5.0% in the case of LIBOR borrowings.  The drawn letters of credit under the Letter of Credit Facility bear an interest rate of 6.0% per annum and the Letter of Credit Facility includes a utilization fee of 1.0% per annum, which will accrue on the total undrawn amount of the Letter of Credit Facility.  The 2012 Secured Term Loan has a short-term repayment of $0.125 due quarterly, which is recorded in current portion of long-term debt in our consolidated balance sheets.

·                 2011 Unsecured Term Loan: On August 12, 2011, the Company entered into an unsecured term loan and guarantee agreement with Luxor Capital Group, as administrative agent; the Guarantors (as defined therein); and the lenders thereunder, consisting of funds affiliated with Luxor Capital Group and Point Lobos Capital, who are shareholders of the Company’s common stock, providing the Company with the $10.0 Unsecured Term Loan.  The 2011 Unsecured Term Loan matures in May 2014 and bears interest at the rate of 11.0% per annum.  The 2011 Unsecured Term Loan is fully and unconditionally guaranteed, on an unsecured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The 2011 Unsecured Term Loan contains mandatory prepayment provisions in the event of certain events, including certain asset sales, however, certain other indebtedness, including the Senior Secured Notes, would be paid prior to the 2011 Unsecured Term Loan.  In the event of any optional and mandatory prepayments, we will be required to pay a prepayment premium as set forth in the 2011 Unsecured Term Loan.  On March 16, 2012, we obtained a waiver for the 2011 Unsecured Term Loan from the lenders thereunder, which waived compliance, as of December 31, 2011, with the financial covenant test contained in the 2011 Unsecured Term Loan. On March 24, 2012, we amended the 2011 Unsecured Term Loan to increase the senior secured leverage ratio in the financial covenant for the quarter ended March 31, 2012 and thereafter.

In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the 2011 Unsecured Term Loan.  See Note 12, Common Stock Warrants, in the Notes to our June 30, 2012 Consolidated Financial Statements for further information.

Sufficiency of capital resources

Our primary sources of operating cash are revenue from non-magazine products (including single and series book sales, music, video and DVD products), magazine related products (including subscription revenue, advertising revenue and newsstand revenue) and non-published products and services (including vitamins and related health products, jewelry, merchandise, wine, mailing list rentals and royalty and license agreements).  Recently, our sources of cash have also included the sales of assets and financing sources, including proceeds from the issuance of the Senior Secured Notes, as well as borrowings under the Senior Credit Facility, the 2011 Secured Term Loan, the 2011 Unsecured Term Loan and the 2012 Secured Credit Facility.  Our primary uses of cash are product and promotional costs; administrative expenses, including compensation, services and supplies; and interest and income taxes.

Our operating cash flows may be impacted by, among other things, the following items: (i) the speed with which we manage our cost structure in response to operating margin compression, (ii) customer demand for our products, (iii) the impact of the global financial environment on our customers and the stability of the financial, foreign exchange, equity and credit markets, (iv) the ability or willingness of our vendors to supply products and services to us on favorable terms and (v) rapid changes in the highly competitive market in which we operate. In addition, the extent to which we operate our international businesses under a licensing model will impact our operating cash flows.

Since emerging from Chapter 11 in February 2010, we have experienced operating losses and cash flow deficits.  Deteriorating macroeconomic and industry conditions and uncertainty have had a significant negative impact on the demand for our products and, therefore, the cash flows of our businesses.  Most of our revenue is based upon discretionary spending by consumers, which is influenced by customer preferences and general economic conditions.  Customer demand has declined in recent periods due to changing preferences as a result of increased competition from alternative content providers and pricing pressures.  In addition, a longer term trend has been a decrease in revenue from advertising as budgets have scaled back and advertisers have shifted their investments to more directed platforms, including the internet.  We initiated various measures in 2011 to mitigate the impact on our cash flows, including reducing our cost structure by lowering headcount and overhead expenses and expanding our digital presence and products.  In addition, we are pursuing a strategy of licensing our international businesses in an effort to reduce our debt and debt-related payments, as well as provide a more predictable and stable income stream. Notwithstanding these initiatives, in recent periods our business continued to face a number of challenges, including declines in our active customer base, softness in advertising in several of our publications, declining sales of our book products and softness in our international markets, which have had an adverse impact on our results of operations.  We expect some of these conditions to continue throughout 2012.  Furthermore, the uncertainty of a continuing economic recession in the United States, Europe and other economies could have a material adverse effect on our business, financial position or operating results.

In addition to the initiatives discussed above, we have taken steps to sell or shutdown non-core or underperforming businesses. During the first quarter of 2012, we sold our Weekly Reader and our Allrecipes.com businesses.  Proceeds of $3.6 from the Weekly Reader sale were not material.  The net proceeds from the Allrecipes.com sale of approximately $150.0 were used to repay the 2011 Secured Term Loan, the Senior Credit Facility and related fees, and to repurchase a portion of our Senior Secured Notes.  The remaining proceeds are being used for certain capital expenditures as permitted by the Indenture. In addition, during the first quarter of 2012, we shut down our Worldwide Country Tours business and our RD Bulgaria operations. These initiatives continued in the second quarter of 2012, as we have taken steps to sell businesses in Mexico, Argentina, Spain and Portugal and shutdown businesses in Ukraine, Kazakhstan and China. We also closed the sale of our LED business on July 2, 2012 and we closed on the sale of our Spain and Portugal businesses on July 31, 2012. See Note 6, Discontinued Operations and Assets Held for Sale, in the Notes to our June 30, 2012 Consolidated Financial Statements for further information.

While we continue to have confidence in our overall strategy and intend to work vigorously on addressing the challenges in our business, we cannot be certain that we will be able to fully realize all of the benefits of our operational and strategic initiatives discussed above or that, even if realized, those benefits will be sufficient to fully offset the impact of a weaker business environment, declines in customer demand, the impact of changes in technology and global economic conditions on our business.  In an effort to maximize continued availability of working capital in the near term, during the first quarter of 2012, we secured new financing, in the form of the 2012 Secured Credit Facility, which replaced a portion of the debt that we repaid using the proceeds of the Allrecipes.com sale.  The proceeds from the 2012 Secured Credit Facility will be used for working capital and general corporate purposes.

Other factors impact our cash availability and use.  As of June 30, 2012, we had $104.0 in cash and cash equivalents, of which approximately $62.0 was held by foreign subsidiaries.  While the tax-related impact of repatriation of cash on hand from our foreign subsidiaries to the United States is not expected to be material in the near term, at any given time, approximately $60.0 to $70.0 of our global cash is generally unavailable for general corporate use as it is held in various worldwide bank accounts for local needs, such as prefunding payrolls and certain payables, and local working capital needs.  Further, at any given time, we generally have legally or contractually restricted cash of $12.0 to $18.0, required for sweepstakes deposits, cash collateral for credit card transactions and postal deposits. We are also involved in a dispute with the tax authorities in Brazil, against which we paid $4.5 in April 2012. In addition, we have now reached an agreement in principle with the Federal Trade Commission staff in connection with its investigation with respect to sales of a fitness product by our LED business, and have agreed upon the terms of a proposed Consent Order, which if approved, will require the use of cash in the next twelve months for a consumer redress fund. See “Item 1. Legal Proceedings.”

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and anticipated cash flows from operations will be adequate for us to meet our working capital, capital expenditure, restructuring costs, debt service and other funding requirements, including the resolution of our FTC matter, for the next twelve months.  However, our ability to meet these needs depends on operating performance and on realizing the expected benefits of our operating and strategic initiatives, including licensing our international businesses, which are intended to reduce costs, further reduce our debt levels and improve operating results and cash flows.  Furthermore, as noted above, our results of operations are materially impacted by prevailing economic conditions and other factors, some of which are beyond our control.  In light of these challenging circumstances, we are taking further steps to reduce our cash requirements, including having executed additional restructuring actions in the first half of 2012, mostly in North America, to achieve a sustainable cost structure and reducing debt and related debt service through selected asset sales such as our sale of Allrecipes.com.  We cannot assure you, however, that we will be able to successfully implement these initiatives or that, even if we are able to implement them, these initiatives will be sufficient to fully address our longer-term liquidity needs.

We were in compliance with all covenants contained in our debt agreements as of June 30, 2012.  However, our ability to comply with the covenants in our debt agreements, particularly the financial covenants in our 2012 Secured Credit Facility, which requires us to meet a total leverage ratio, a first-out lien leverage ratio and a cash interest coverage ratio, each on a quarterly basis, and in our 2011 Unsecured Term Loan, which requires us to meet a senior secured leverage ratio, depends on our results of operations and the speed with which we can execute our operational and strategic initiatives and their outcomes.  In light of adverse changes in our operating performance over the first half of 2012 and our current expectations for the remainder of the year, we anticipate that we may not be able to meet one or more of the financial covenants under the 2012

Secured Credit Facility for the third or fourth quarter of 2012. The failure to comply with these covenants would constitute an event of default under the 2012 Secured Credit Facility, which would give the lenders under that facility the right to accelerate payment of their loans and which in turn could create an event of default under our 2011 Unsecured Term Loan and our Senior Secured Notes. In order to avoid the occurrence of an event of default, we anticipate that we would either seek to obtain a waiver and/or amendment of the 2012 Secured Credit Facility or repay that facility using a combination of cash on hand and asset sale proceeds, including proceeds arising from international licensing arrangements. Based on our relationships and ongoing discussions with our lenders, we believe it is reasonably likely that we would be successful in obtaining such waivers and/or amendments. It is possible that, as part of granting any such waivers or amendment, the lenders will require us to pay consent fees and/or insist on modifications to the loan agreement that could place additional restrictions on our operations and would restrict our ability to respond to future financial or operational challenges. However, it is impossible to predict with certainty that we would be able to obtain an amendment or waiver or repay the 2012 Senior Credit Facility. If we are unable to do so, our lender could declare all outstanding principal and interest under the 2012 Senior Credit Facility to be due and payable, which in turn could create an event of default under our 2011 Unsecured Term Loan and our Senior Secured Notes and we might not be able to meet these obligations.

An important factor that has an impact on our ability to obtain financing, and the cost to us of such financing, is our corporate credit ratings.  Our corporate credit ratings and outlooks at June 30, 2012 are summarized below:

Rating Agency	Rating	Outlook
Moody’s	B3	Negative
Standard & Poor’s	CCC+	CreditWatch Negative

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

If our cash on hand and cash flows from operations are not sufficient to fully fund our working capital and other liquidity requirements, we would need to obtain funding from other sources.  However, we expect that, as a result of the factors described above, including current economic and market conditions, our current leverage and recent operating results, and our current credit ratings, it may be difficult for us to obtain additional debt or equity financing on terms that are acceptable to us, if at all.  Also, our debt agreements contain covenants that limit our ability to incur additional debt, and those lenders may be unwilling to modify or waive those covenants if such modifications or waivers are necessary.  In addition, while affiliates of certain of our shareholders provided us with funds in the past under the 2011 Secured Term Loan and the 2011 Unsecured Term Loan, neither they nor any other shareholders have agreed or are under any obligation to provide us with any further funding.  If we were unable to obtain additional financing, we would need to pursue one or more alternative solutions, such as amending or restructuring our debt or selling additional assets.

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

As of June 30, 2012, excluding intercompany assets, our non-guarantor subsidiaries represented approximately 43.9% of our total assets.  The value of the collateral in the event of liquidation may be materially different from book value.

Significant Accounting Policies

Below is an update to our critical accounting policies, as included in our audited consolidated December 31, 2011 financial statements and accompanying notes.

During the three months ended June 30, 2012, we concluded that interim impairment tests for goodwill were necessary for our Europe and Canada reporting units. This conclusion was based on certain indicators of impairment, including lower than expected results and a decline in our most recent financial projections. Our interim impairment test has been impacted by declines in market comparables since our last annual impairment test. Revenue declines in certain brands in our North America businesses resulted in the need to perform an interim impairment analysis on certain tradenames.

We have not finalized our interim impairment analysis due to the timing and complexity of the calculations required.  However, during the three months ended June 30, 2012, we recorded an estimated impairment charge of $113.4, related to goodwill and other intangible assets.  We reported $323.6 of goodwill and $230.7 of other intangible assets, net of accumulated amortization at June 30, 2012.

We estimated the fair value of the Europe and Canada reporting units based on a combination of the income and market multiple approaches.  Generally, we place a greater significance on the income approach.  We estimated the fair value of our tradenames in our United States reporting unit using the relief from royalty method. During three months ended June 30, 2012, the discount rate used in our impairment tests ranged from 14.0% to 15.0%; the near-term growth rates ranged from (0.7%) to 5.1%; and the perpetual growth rates ranged from 0.0% to 2.0%.  See Note 2, Impairment of Assets in the Notes to our June 30, 2012 Consolidated Financial Statements for further information.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which represents an update to ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350").  ASU 2011-08 simplifies how entities test goodwill for impairment.  ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform a two-step goodwill impairment test.  ASU 2011-08 is effective for the Company in the first quarter of its fiscal year ending December 31, 2012.  The Company adopted this guidance effective January 1, 2012, and it did not have any impact on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange rate risk

The functional currency for our foreign operations is the local currency.  In the normal course of business, significantly all of the transactions of our foreign operations occur in local currencies.  However, on occasion, certain transactions are conducted in currencies that differ from the local currency.  Our earnings are sensitive to the impact of changes in foreign currency exchange rates on certain identifiable transactions.  We seek to manage this exposure in part through operational means, to the extent possible, by matching functional currency revenue and costs, and matching functional currency assets and liabilities.  Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our consolidated statements of comprehensive loss along with the underlying transactions.  As of June 30, 2012, our financial instruments consisted of short-term receivables and payables whose carrying value approximated fair value.

Interest rate risk

The Senior Secured Notes and the 2012 Secured Credit Facility each provide for a variable rate of interest and therefore are exposed to interest rate changes.  However, if LIBOR increases 1.0% from present levels there would be no change in annual interest expense because current LIBOR rates are well below the LIBOR floor on the Senior Secured Notes (3.0%).

Each quarter point change in LIBOR above 3.0% would result in a $1.2 change in our annual interest expense on the Senior Secured Notes.

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in a variety of lawsuits, investigations and proceedings that arise in the ordinary course of business.

As previously disclosed, we are currently involved in consent negotiations with the Federal Trade Commission ("FTC") following a Civil Investigative Demand it issued in April 2010, regarding the marketing of the Ab Circle Pro fitness product, to Direct Entertainment Media Group, Inc. ("DEMG"), a subsidiary of The Reader's Digest Association, Inc. (“RDA”), as well as certain third parties involved in the manufacture and promotion of the product.  DEMG provided its initial responses by August 23, 2010 and had not heard from the FTC until June 2011, at which time the FTC indicated it would seek authority to enter into consent negotiations with DEMG regarding the terms of a Consent Order.  On October 5, 2011, the FTC indicated that it had received authority from the Bureau of Consumer Protection to enter into consent negotiations in an effort to amicably resolve the investigation.

We have now reached an agreement in principle with the FTC staff and have agreed upon the terms of a proposed Consent Order that provides for injunctive relief and consumer redress. Under the terms of the proposed Consent Order, DEMG and Direct Holdings Americas, Inc. (“DHA”), a former subsidiary of RDA that was sold on July 2, 2012, are included among the named defendants. RDA, however, will be subject only to the monetary obligations for consumer redress and not to the injunctive provisions. The proposed Consent Order has been submitted to the full Commission for approval. The terms of the proposed Consent Order, including the provisions for consumer redress, cannot be disclosed until the proposed Consent Order is approved. Assuming the Commission approves the proposed Consent Order, we would expect it to be finalized and announced in the third quarter of 2012. The injunctive provisions of the proposed Consent Order are not expected to materially impact the Company's future marketing activities in light of the discontinuation of the operations of DEMG and the sale of DHA. The Company believes that the amounts reserved are adequate based on currently available information, including the terms of the proposed Consent Order.

On December 30, 2011, the Polish Office for the Protection of Consumers and Competition ("UOKiK") issued a decision in its consumer protection proceeding against Reader's Digest Przeglad Sp. z o.o. (Reader's Digest Poland, "RDP"). UOKiK takes the position that RDP's sweepstakes-based direct mail marketing model makes use of practices which may mislead consumers and/or fail to provide clear and complete information on the details of the distance-selling contracts executed between RDP and the consumers. The decision requires RDP to (i) pay a fine of approximately $1.3, (ii) announce the decision on its website and in two national papers and (iii) change certain of its promotional materials. RDP filed an appeal on January 16, 2012, with the consumer protection/competition court, and UOKiK's decision is not binding prior to the consumer protection/competition court's ruling on appeal. A ruling by the appellate court is expected in six to twelve months. Although we cannot predict the final outcome of this matter, based on the information presently available to us, management does not believe that the ultimate resolution of this investigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock by the Company during the quarter ended June 30, 2012.  We made no unregistered sales of our equity securities during the quarter ended June 30, 2012.

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

RDA HOLDING CO.

Dated: August 8, 2012	By:	/s/ Robert E. Guth
Robert E. Guth
President and Chief Executive Officer