Form 10-Q/A
period 2012-06-30
RDA Holding Co.
filed 2012-08-15
CIK 1503813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

Explanatory Note
This Amendment No. 1 to the RDA Holding Co. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 8, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes formatted in XBRL (Extensible Business Reporting Language).
No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

RDA HOLDING CO.

Dated: August 15, 2012	By:	/s/ Robert E. Guth
Robert E. Guth
President and Chief Executive Officer