Form 10-Q
period 2012-09-30
RDA Holding Co.
filed 2012-11-19
CIK 1503813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐
 As of November 12, 2012, there was no public trading market for the registrant’s common stock.  There were 24,394,640 and 2,063,533 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding on November 12, 2012.

RDA Holding Co., and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

RDA Holding Co., and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in millions)
(unaudited)

	Successor Company
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$230.1	$312.4	$753.9	$959.8
Product, distribution and editorial expenses	109.5	146.2	346.5	439.2
Promotion, marketing and administrative expenses	134.0	196.7	454.0	581.5
Impairment of assets	85.0	10.3	203.7	238.0
Other operating items, net	1.7	10.5	3.4	16.7
Operating loss	(100.1)	(51.3)	(253.7)	(315.6)
Interest expense	14.4	15.3	47.2	43.3
Gain on deconsolidation of subsidiary	—	—	(0.8)	(8.5)
Other income, net	(1.4)	(2.3)	(4.3)	(2.7)
Loss before income taxes and discontinued operations	(113.1)	(64.3)	(295.8)	(347.7)
Income tax (benefit) expense	(6.4)	1.6	(55.9)	(10.4)
Loss from continuing operations	(106.7)	(65.9)	(239.9)	(337.3)
(Loss) income from discontinued operations, net of taxes	(0.5)	(10.9)	16.5	(61.7)
Net loss	$(107.2)	$(76.8)	$(223.4)	$(399.0)
Comprehensive loss	$(102.4)	$(121.7)	$(220.0)	$(394.7)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share amounts)
(unaudited)

	Successor Company
	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$88.1	$112.3
Restricted cash	15.0	5.4
Accounts receivable, net	127.3	174.4
Inventories	64.4	62.3
Prepaid and deferred promotion costs	17.0	28.2
Prepaid expenses and other current assets	112.8	99.3
Assets held for sale	14.7	153.8
Total current assets	439.3	635.7
Property and equipment, net	44.3	51.1
Restricted cash	8.3	6.5
Goodwill	256.1	388.7
Other intangible assets, net	205.1	304.7
Prepaid pension assets	148.1	135.4
Other noncurrent assets	44.6	42.0
Total assets	$1,145.8	$1,564.1
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Current portion of long-term debt	$58.0	$—
Accounts payable	96.6	133.2
Accrued expenses	103.5	131.9
Income taxes payable	2.4	8.8
Unearned revenue	220.0	227.8
Other current liabilities	22.2	22.0
Liabilities held for sale	11.2	36.8
Total current liabilities	513.9	560.5
Long-term debt	454.7	603.8
Unearned revenue	106.5	89.6
Accrued pension	4.3	4.3
Postretirement and postemployment benefits other than pensions	8.2	9.2
Other noncurrent liabilities	134.3	154.1
Total liabilities	1,221.9	1,421.5
Common stock (Series A (voting) $0.001 par value: authorized - 39,000,000 shares; issued - 25,436,467 shares; outstanding - 24,394,640 and 24,378,151 shares)	—	—
Common stock (Series B (non-voting) $0.001 par value: authorized - 3,000,000 shares; issued and outstanding - 2,063,533 shares)	—	—
Treasury stock, at cost: 1,041,827 and 1,058,316 shares	(30.2)	(30.7)
Paid-in capital, including warrants	595.6	594.3
Accumulated deficit	(646.6)	(422.8)
Accumulated other comprehensive income	5.1	1.8
Total stockholders’ (deficit) equity	(76.1)	142.6
Total liabilities and stockholders’ (deficit) equity	$1,145.8	$1,564.1

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Successor Company
	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(223.4)	$(399.0)
Adjustments to reconcile net loss to operating cash flows:
(Income) loss from discontinued operations, net of taxes	(16.5)	61.7
Depreciation and amortization	43.2	50.2
Benefit for deferred income taxes	(13.4)	(19.2)
Amortization of debt discounts	2.1	1.4
Amortization of debt issuance costs	3.9	1.8
Gain on deconsolidation of subsidiary	(0.8)	(8.5)
Impairment of assets	203.7	238.0
Gain on derivatives and warrants	(3.2)	(1.1)
Equity-based compensation expense	0.4	16.7
Net gain on sale or disposal of certain assets	(1.0)	(1.9)
Changes in assets and liabilities, net of effects of dispositions:
Restricted cash	(0.1)	(0.4)
Accounts receivable, net	45.1	23.0
Inventories	(2.7)	(18.0)
Prepaid and deferred promotion costs	11.4	3.6
Other assets	(21.7)	(35.4)
Unearned revenue	16.8	20.0
Income taxes	(55.9)	0.2
Accounts payable and accrued expenses	(59.4)	(10.0)
Other liabilities	(0.4)	(8.0)
Net change in cash due to continuing operating activities	$(71.9)	$(84.9)
Net change in cash due to discontinued operating activities	(19.6)	(12.7)
Net change in cash due to operating activities	$(91.5)	$(97.6)
Cash flows from investing activities:
Capital expenditures	$(8.0)	$(11.3)
Purchase of a business	—	(2.7)
Proceeds from sale of a business	175.0	—
Proceeds from sale of assets	2.8	9.5
Investing restricted cash	0.1	—
Net change in cash due to continuing investing activities	$169.9	$(4.5)
Net change in cash due to discontinued investing activities	2.3	(1.2)
Net change in cash due to investing activities	$172.2	$(5.7)

See accompanying Notes to Consolidated Financial Statements

RDA Holding Co., and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Successor Company
	Nine months ended September 30,
	2012	2011
Cash flows from financing activities:
Proceeds from borrowings	$50.0	$55.0
Debt payments	(57.7)	—
Proceeds from long-term revolving credit facility	—	40.0
Repayments of long-term revolving credit facility	(35.0)	(4.0)
Debt payments to related parties	(45.0)	—
Cash paid for financing fees	(2.6)	(2.2)
Cash used to net settle equity-based compensation	—	(7.6)
Repurchase of Successor Company common stock	—	(43.3)
Tax effect of equity-based compensation	1.1	—
Financing restricted cash	(11.0)	—
Payment of prepayment penalty to related parties	(5.0)	—
Net change in cash due to continuing financing activities	$(105.2)	$37.9
Net change in cash due to discontinued financing activities	(0.2)	(0.1)
Net change in cash due to financing activities	$(105.4)	$37.8
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.5)
Net change in cash and cash equivalents	(24.2)	(66.0)
Cash and cash equivalents at beginning of period	112.3	169.4
Cash and cash equivalents at end of period	$88.1	$103.4
Supplemental information
Cash paid for interest	$40.9	$38.1
Cash paid for income taxes	$3.7	$6.0

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
As of September 30, 2012, the Company was in violation of the financial covenant under its Senior Credit Facility (as defined in Note 10, Debt). We obtained an amendment from our lender, dated November 9, 2012, to modify certain covenants. However, management believes that based on current projections and given the impact of continued business declines and transformation activities currently underway, our operating results will not be sufficient to satisfy the financial covenants in the 2012 Secured Term Loan for the next several quarters. Accordingly, we have reclassified the $50.0 secured term loan ("2012 Secured Term Loan") from non-current to current, in our consolidated balance sheet, as of September 30, 2012. See Note 10, Debt, and Note 18, Subsequent Events, for further information.
On July 31, 2012, the Company completed the sale of 100% of the outstanding stock of its businesses in Spain and Portugal. The financial impact of this transaction was immaterial. Concurrent with the sale agreement, we entered into a license agreement with the purchaser to publish the Spain and Portugal editions of Reader's Digest and sell other products under the Reader's Digest brand. These businesses were categorized as held for sale and classified within discontinued operations as of June 30, 2012. See Note 7, Discontinued Operations and Assets Held for Sale, for further information.
On July 2, 2012, the Company completed the sale of 100% of the outstanding stock of its Direct Holdings U.S. Corp and Saguaro Road Records, Inc. subsidiaries, and certain assets of Direct Entertainment Media Group, Inc., collectively considered to be LED. LED was categorized as a business held for sale and was classified within discontinued operations as of June 30, 2012. The purchase price was $1.1 and was paid in cash. The sale of LED resulted in an immaterial loss. See Note 7, Discontinued Operations and Assets Held for Sale, for further information.
On June 15, 2012, the Company completed a cash tender offer to purchase up to $60.7 of its Senior Secured Notes (as defined in Note 10, Debt), using proceeds from the sale of our Allrecipes.com business, at a purchase price of 95% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. See Note 10, Debt, for further information.
On March 30, 2012, the Company entered into a credit and guarantee agreement, providing the Company with a $50.0 secured term loan and an $11.0 letter of credit facility.  See Note 10, Debt, for further information.
On March 21, 2012, the Company repaid and terminated its Senior Credit Facility (as defined in Note 10, Debt), using $35.0 of net proceeds from our Allrecipes.com sale.  In addition, we cash-collateralized our letters of credit, $11.4 as of March 21, 2012, which had been issued under the Senior Credit Facility. During the third quarter of 2012, we re-issued most of these standby letters of credit under our $11.0 letter of credit facility. We expect to receive the cash, previously used to as collateral, in the fourth quarter of 2012. See Note 10, Debt, for further information.
On March 24, 2012, we amended the 2011 Unsecured Term Loan to increase the senior secured leverage ratio for the quarter ended June 30, 2012 and thereafter.  See Note 10, Debt, for further information.
On March 6, 2012, the Company executed repayment of the 2011 Secured Term Loan (as defined in Note 10, Debt), using net proceeds from our Allrecipes.com sale. Our repayment included $45.0 to satisfy the principal debt, along with $5.0 due under the early repayment provisions.  See Note 10, Debt, for further information.
On February 29, 2012, the Company sold Allrecipes.com, for $175.0 in cash.  Allrecipes.com was considered to be a business held for sale and classified within discontinued operations as of December 31, 2011. The sale of Allrecipes.com resulted in a gain of $36.9, net of taxes.  See Note 7, Discontinued Operations and Assets Held for Sale, for further information.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

On February 8, 2012, the Company sold Weekly Reader for $3.4, which was paid in cash. Weekly Reader was considered to be a business held for sale and classified within discontinued operations as of December 31, 2011. The impact of this sale was not material.  See Note 7, Discontinued Operations and Assets Held for Sale, for further information.
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
Our businesses are structured into the following three reportable segments: North America, Europe and Asia Pacific & Latin America (“APLA”).  See Note 16, Segments, for further information.
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
As discussed in Note 3, Fresh Start Accounting and Reorganization Items, in our audited December 31, 2011 consolidated financial statements, the basis to determine enterprise value and the values of various tangible and intangible assets were determined using a number of factors, including the use of certain valuation methodologies and certain operational assumptions and estimates. Due to the many variables inherent in the estimation of fair value, differences in assumptions and estimates may have a material effect on the result of our future goodwill and intangible asset impairment tests. We determined that an interim impairment test was necessary during the three months ended June 30, 2012. During the three months ended September 30, 2012, we finalized our second quarter 2012 interim test and determined a second interim impairment test was necessary. These analyses resulted in an impairment charge of $203.7 for goodwill, other intangible assets, and property and equipment, net. See Note 3, Impairment of Assets, for further information.

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
Note 2    Revision of Prior Period Consolidated Financial Statements
In connection with the preparation of our consolidated financial statements for the three and nine months ended September 30, 2012, we identified certain errors in our consolidated financial statements relating to certain prior periods. In accordance with ASC Topic 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued consolidated financial statements. In accordance with ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have revised our previously issued financial statements to correct the effect of these errors. These corrections, as summarized below, are non-cash in nature and do not impact our financial covenants under our debt agreements. These non-cash revisions do not impact the net change in cash due to operating activities, net change in cash due to investing activities or net change in cash due to financing activities, in our consolidated statements of cash flows, for any prior period.
We identified an error in the three months ended March 31, 2012 of $9.1 due to the reversal of our valuation allowance related to the tax impact cancellation of indebtedness associated with certain of our international reorganizations established at the time of our emergence from chapter 11 proceedings. As a result, we should have recorded less income from discontinued operations, net of taxes and a greater net loss of $9.1.
We identified an error related to our interim impairment analyses for the second and third quarters of 2011, in calculating the fair value of our reporting units, where we omitted an adjustment to the deferred tax liability associated with the fair value of the intangible assets and deferred revenue used in the implied fair value of goodwill calculation under the Step 2 goodwill test. As a result, in the second quarter of 2011, we should have recorded $3.0 in additional impairment charges; and in the third quarter of 2011, we should have recorded $2.3 in additional impairment charges.
These errors have been revised in the below consolidated financial statement line items as of and for the three months ended March 31, 2012, with the corresponding impacts as of and for the six months ended June 30, 2012. The Company will revise the prior interim consolidated financial statements in its future filings to reflect these revisions.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

The following tables present the effect of these corrections on the Company's consolidated statements of comprehensive loss for the impacted periods. Additionally, for ease of comparison, the column "Impact from Discontinued Operations" is provided below to bridge from previously reported amounts. Amounts in the "Adjustments" column may not total due to immaterial rounding.

	Successor Company
	Three months ended March 31, 2012
	Previously Reported	Impact from Discontinued Operations	Adjustments	As Revised
Impairment of assets	$—	$—	$5.3	$5.3
Operating (loss) income	(56.8)	1.7	(5.3)	(60.4)
(Loss) income from continuing operations	(55.6)	1.2	(5.3)	(59.7)
Income (loss) from discontinued operations, net of taxes	47.8	(1.3)	(9.1)	37.4
Net loss	(7.8)	—	(14.5)	(22.3)
Comprehensive income (loss)	7.9	—	(14.4)	(6.5)

	Successor Company
	Six months ended June 30, 2012
	Previously Reported	Adjustments	As Revised
Impairment of assets	$113.4	$5.3	$118.7
Operating loss	(148.2)	(5.4)	(153.6)
Loss from continuing operations	(127.9)	(5.3)	(133.2)
Income (loss) from discontinued operations, net of taxes	26.2	(9.2)	17.0
Net loss	(101.7)	(14.5)	(116.2)
Comprehensive loss	(103.5)	(14.1)	(117.6)
The following tables present the effect of these corrections on the Company's consolidated balance sheets for the impacted periods. Amounts in the "Adjustments" column may not total due to immaterial rounding.

	Successor Company
	March 31, 2012
	Previously Reported	Impact from Discontinued Operations	Adjustments	As Revised
Goodwill	$396.5	$(2.2)	$(5.3)	$389.0
Total assets	1,546.5	—	(5.3)	1,541.2
Other noncurrent liabilities	163.6	—	9.2	172.8
Total liabilities	1,394.7	—	9.1	1,403.8
Accumulated deficit	(430.6)	—	(14.5)	(445.1)
Accumulated other comprehensive income	17.5	—	0.1	17.6
Total stockholders' equity	151.8	—	(14.4)	137.4
Total liabilities and stockholders' equity	1,546.5	—	(5.3)	1,541.2

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

	Successor Company
	June 30, 2012
	Previously Reported	Adjustments	As Revised
Goodwill	$323.6	$(5.0)	$318.6
Total assets	1,271.0	(5.1)	1,265.9
Other noncurrent liabilities	136.7	9.1	145.8
Total liabilities	1,230.6	9.1	1,239.7
Accumulated deficit	(524.5)	(14.5)	(539.0)
Accumulated other comprehensive income	—	0.3	0.3
Total stockholders' equity	40.4	(14.2)	26.2
Total liabilities and stockholders' equity	1,271.0	(5.1)	1,265.9
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
The goodwill impairment analysis, after any qualitative analysis if applicable, is a two-step process. The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is not considered to be impaired. If the carrying value exceeds the fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment. The second step requires the Company to compare the carrying value of the reporting unit's goodwill to determine the amount of the impairment charges if any.
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
Three months ended March 31, 2012
During the three months ended March 31, 2012, we recorded impairment charges for goodwill of $3.4 and $1.9 for our APLA and Europe reporting units related to the revision of a prior period error. See Note 2, Revision of Prior Period Consolidated Financial Statements, for further information.
Three months ended June 30, 2012
During the three months ended June 30, 2012, we concluded that interim impairment tests for goodwill were necessary for our Europe and Canada reporting units and also for certain trade names within our North America businesses. These conclusions were based on certain indicators of impairment, including lower than expected results and a decline in our most recent financial projections.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Our results in Europe have declined as we experience the continuing economic activity declines in Europe, softer response rates to our promotional campaigns, continuing declines in some of our books and home entertainment products and transformational change, as we implement our strategy towards a more customer-centric marketing approach and a digital-driven business model. The goal of this approach is a high-quality customer database, with higher-returns on a lower revenue base. While our financial projections anticipated some decline in revenue related to this strategy, the actual declines have occurred at rates higher than we predicted, and against factors that we were not able to predict, including continued challenging economic environments in our European markets. Our efforts to preserve profitability through aggressive cost reductions and operating efficiencies have somewhat mitigated the declines. However, these factors led us to conclude that interim impairment tests were necessary for Europe at June 30, 2012.
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
Our Europe and Canada reporting units failed step one of the goodwill impairment test under our second quarter 2012 interim impairment test, which required us to proceed to the second step. During the three months ended June 30, 2012, we recorded an impairment charge of $63.6 against goodwill, consisting of $36.8 and $26.8, for Canada and Europe, respectively.
We also had other intangible asset impairment charges of $25.2 and $24.6, in our Canada and United States, and Europe reporting units, respectively, during the three months ended June 30, 2012.
We estimated the fair value of our other intangible assets using the relief from royalty method and the income approach. The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurements of our intangible assets for the three months ended June 30, 2012:

	Range			Weighted Average
Discount Rate	14.0%	-	15.0%	14.3%
Growth Rates	(0.7)%	-	5.1%	2.7%
Perpetual Growth Rates	—%	-	2.0%	1.7%
Royalty Rate	0.5%	-	5.0%	2.6%
Based on our June 30, 2012 interim impairment tests, our North America reportable segment had goodwill and other intangible asset impairment charges related to our Canada reporting unit of $36.8 and $13.1, respectively; and other intangible asset impairment charges related to certain tradenames in our United States reporting unit of $12.1. Our Europe reportable segment had goodwill and other intangible asset impairment charges of $26.8 and $24.6, respectively.
We finalized our second quarter 2012 interim impairment test during the three months ended September 30, 2012. We did not have any further adjustments to our second quarter interim impairment test.
Three months ended September 30, 2012
During the three months ended September 30, 2012, we concluded that an additional interim impairment test for goodwill was required for our Europe reporting unit, and for certain tradenames in our North America and Europe businesses.
Our results in Europe experienced further, unanticipated declines, based on continuing unfavorable economic environments, softer results to our promotional campaigns, continuing declines in some of our books and home entertainment products, particularly on our single sale book products. It continues to be difficult to forecast our business in this transformational environment and the actual declines have occurred at rates higher than we predicted. These factors led us to conclude that interim impairment tests were necessary for Europe at September 30, 2012.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

We estimated the fair value of our other intangible assets using the relief from royalty method and the income approach. The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurements of our intangible assets for the three months ended September 30, 2012:

	Range			Weighted Average
Discount Rate	15.0%	-	16.0%	15.4%
Growth Rates	(21.2)%	-	9.1%	(4.0)%
Perpetual Growth Rates	—%	-	2.0%	1.7%
Royalty Rate	0.5%	-	5.0%	1.9%
Based on our third quarter 2012 interim impairment test, our Europe reportable segment had goodwill and other intangible asset impairment charges of $64.0 and $2.7, respectively. Further, our North America reportable segment had other intangible asset impairment charges related to certain tradenames in our United States and Canada reporting units of $13.5 and $1.1, respectively. Our North America segment had property and equipment impairment charges of $3.7, related to internally developed software.
As part of our interim impairment test, we were required to perform an impairment assessment and measure certain assets at fair value. These fair value measurements are considered non-recurring under ASC Topic 820, Fair Value Measurements and Disclosures. The assets and liabilities measured during the period at fair value on a non-recurring basis were as follows:

	Successor Company
	At the End of the Period	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
For the nine months ended September 30, 2012
Goodwill	$256.1	$—	$—	$256.1	$132.9
Other intangible assets, net	205.1	—	—	205.1	67.1
Property and equipment, net	44.3	—	—	44.3	3.7
					$203.7
While the Company believes the assumptions used in the interim impairment analyses are reasonable, our analysis is sensitive to adverse changes in the assumptions used in the valuations. In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate and market multiple assumptions could produce significantly different results for the impairment analyses. Further, our long-term plan currently reflects the stabilization and subsequent growth of our businesses. Certain assumptions are particularly sensitive if changes arise due to new facts, given that our book value was written down to fair value during our 2012 interim impairment tests. While we believe we have appropriately risk-adjusted our long-term plan to reflect the risk of non-performance, given the minimal excess of fair value over book value, any adverse changes in assumptions could result in further impairment charges.
We also have significant strategic initiatives in place across the Company, which in some cases, include the sale and subsequent license of a portion of our business. While we expect these initiatives to result in the ultimate realization of the fair values reflected in our impairment analysis, changes in our plans or adverse changes in actual results could lead to further impairment charges. We will continue to monitor the progress of the transformational changes to these businesses, the execution of performance against our financial projections and the impact on the value of our goodwill and other long-lived assets.

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

	Successor Company
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Restructuring charges	$0.6	$9.1	$2.5	$13.1
Professional fees and contractual charges related to reorganization and restructuring	1.1	1.6	2.2	5.5
Sale or disposal of certain assets	—	(0.2)	(1.0)	(1.9)
Pension curtailments	—	—	(0.3)	—
Total	$1.7	$10.5	$3.4	$16.7
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
For the three months ended September 30, 2012, we recorded new restructuring activities of $3.2, primarily related to severance, principally related to continued headcount reductions in North America; along with an adjustment to sublease assumptions associated with the abandonment of one floor of our White Plains, New York facility. The associated employee severance payments are expected to be substantially completed by the end of June 2013. During the quarter, we also reversed $1.9 in accrued severance, primarily related to 2011 Successor Company initiatives, mainly due to several employee resignations, along with a $0.7 adjustment to sublease assumptions associated with the abandonment of one floor of our White Plains, New York facility.
For the nine months ended September 30, 2012, we recorded new restructuring activities of $7.1, primarily related to severance, principally related to continued headcount reductions in North America; along with a $1.1 adjustment to sublease assumptions associated with the abandonment of one floor of our White Plains, New York facility. The associated employee severance payments are expected to be substantially completed by the end of June 2013. During the nine months ended September 30, 2012, we also reversed $5.7 in accrued severance, primarily related to 2011 Successor Company initiatives, mainly due to several employee resignations and employees who are now expected to exit the business with a probable sale.
For the three months ended September 30, 2011, we recorded new restructuring activities of $9.1. This was primarily related to severance, principally related to continued headcount reductions in Europe and APLA.
For the nine months ended September 30, 2011, we recorded new restructuring activities of $13.1. This was primarily related to severance, principally due to continued headcount reductions in our Europe and APLA regions.  Additionally, we recorded contractual charges related to the abandonment of one floor of our White Plains, New York facility, due to additional charges to ready the space for sublease and adjustments to our expected sublease income; contractual charges related to abandonment of leases in Europe, APLA and North America; and fees related to a contract termination in France.  Employee severance payments related to these activities are expected to be substantially completed by the end of 2012.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

The table below reflects changes in our restructuring accruals, by type of initiative, for the nine months ended September 30, 2012:

	Successor Company
	Severance				Contracts
	2011	2010			2011	2010
	Successor Company Initiatives	Successor Company Initiatives	Predecessor Company Initiatives	Total Severance	Successor Company Initiatives	Successor Company Initiatives	Predecessor Company Initiatives	Total Contracts	Grand Total
Balance at December 31, 2011	$25.7	$1.0	$0.6	$27.3	$0.9	$5.3	$—	$6.2	$33.5
Accruals, net	2.2	(0.7)	(0.2)	1.3	—	1.2	—	1.2	2.5
Spending	(13.5)	(0.3)	—	(13.8)	(0.2)	(1.1)	—	(1.3)	(15.1)
Balance at September 30, 2012	$14.4	$—	$0.4	$14.8	$0.7	$5.4	$—	$6.1	$20.9
Cumulative Accounts
Predecessor Company’s liabilities assumed in fresh start accounting	$—	$—	$14.3	$14.3	$—	$—	$0.3	$0.3	$14.6
Accruals, net	35.4	19.3	(6.6)	48.1	1.4	7.4	(0.2)	8.6	56.7
Spending	(21.0)	(19.3)	(7.3)	(47.6)	(0.7)	(2.0)	(0.1)	(2.8)	(50.4)
Balance at September 30, 2012	$14.4	$—	$0.4	$14.8	$0.7	$5.4	$—	$6.1	$20.9
The table below reflects changes in our restructuring accruals, by reportable segment, for the nine months ended September 30, 2012:

	Successor Company
	Severance				Contracts
	North America	Europe	APLA	Total Severance	North America	Europe	APLA	Total Contracts	Grand Total
Balance at December 31, 2011	$4.6	$19.4	$3.3	$27.3	$5.3	$0.9	$—	$6.2	$33.5
Accruals, net	5.2	(3.0)	(0.9)	1.3	1.1	—	0.1	1.2	2.5
Spending	(4.2)	(8.1)	(1.5)	(13.8)	(1.0)	(0.3)	—	(1.3)	(15.1)
Balance at September 30, 2012	$5.6	$8.3	$0.9	$14.8	$5.4	$0.6	$0.1	$6.1	$20.9
Cumulative Accounts
Predecessor Company’s liabilities assumed in fresh start accounting	$1.7	$11.3	$1.3	$14.3	$—	$—	$0.3	$0.3	$14.6
Accruals, net	20.9	21.4	5.8	48.1	7.9	0.8	(0.1)	8.6	56.7
Spending	(17.0)	(24.4)	(6.2)	(47.6)	(2.5)	(0.2)	(0.1)	(2.8)	(50.4)
Balance at September 30, 2012	$5.6	$8.3	$0.9	$14.8	$5.4	$0.6	$0.1	$6.1	$20.9
Note 5    Deconsolidation
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
During the nine months ended September 30, 2011, we reduced the loss recorded upon the initial deconsolidation of RDA UK by $8.5, related to the settlement of remaining pre-petition and post-petition liabilities resulting from the RDA UK administration filing. In the nine months ended September 30, 2012, we further reduced the loss by $0.8, related to the final settlement of pre-petition and post-petition liabilities resulting from the RDA UK administration filing.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Note 6    Income Tax
For the nine months ended September 30, 2012 and 2011, the Company recorded income tax benefits of $55.9 and $10.4, respectively, which were primarily driven by the Company's jurisdictional earnings mix. Included in the annual effective tax rate used to determine the income tax benefit for the nine months ended September 30, 2012 was the impact of impairment charges to non-deductible goodwill and identified other intangible assets, as they were no longer considered unusual in nature. The reported benefit for the nine months ended September 30, 2012 also included a $20.6 tax benefit related to our domestic continuing operations which is supported by taxable income generated by the sale of Allrecipes.com, a component of discontinued operations, as well as the discrete tax benefit for the settlement of tax audits and litigation discussed below. The income tax benefit of $10.4 for the nine months ended September 30, 2011 was impacted by the impairment charge in the quarter of non-deductible goodwill and identified other intangibles previously recorded in fresh start accounting. This was recorded as a discrete benefit. The income tax benefit was further impacted by the establishment of a valuation allowance on certain U.S. tax assets, offset by the reversal of valuation allowance previously recorded on certain of our state net operating loss carryforward.
We consider many factors when evaluating and estimating our uncertain tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.  During the nine months ended September 30, 2012, we settled foreign tax audit and litigation related to the years 2007 through 2010, resulting in a $10.2 decrease in the amount of reserves for uncertain tax positions related to these items. We also increased our reserves by $9.1 for an uncertain tax position related to the tax impact of bankruptcy cancellation of indebtedness associated with certain of our international reorganizations. See Note 2, Revision of Prior Period Consolidated Financial Statements, for further information.  The amount of unrecognized tax benefits, including interest from uncertain tax positions at September 30, 2012 and December 31, 2011, were $26.3 and $26.9, respectively.
Note 7    Discontinued Operations and Assets Held for Sale
We have executed several transactions during 2012, related to the sale or exit of certain businesses.
On July 31, 2012, we sold the Reader's Digest Spain and Portugal businesses. The financial impact of the sale was immaterial. Concurrent with the sale agreement, we entered into a license agreement with the purchaser to publish the Spain and Portugal editions of Reader's Digest and sell other products under the Reader's Digest brand. These businesses were classified within discontinued operations.
During the three months ended June 30, 2012, we committed to a plan to sell our Reader's Digest Mexico and Argentina businesses, previously classified within our APLA segment. We met the criteria under ASC 360 to classify these businesses as held for sale. There is no expectation of continuing cash flows (other than royalty income) or involvement in the operations after they are sold. The operating results for these businesses are included in discontinued operations for all periods presented. The assets and liabilities for these businesses are classified as held for sale for all periods presented. We believe that the sale of these businesses within the next twelve months is probable.
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
On July 2, 2012, the Company sold LED for $1.1, which was paid in cash. The sale of LED resulted in a loss of $0.9, net of taxes.
On February 29, 2012, the Company sold Allrecipes.com, for $175.0 in cash.  The sale of Allrecipes.com resulted in a gain of $36.9, net of taxes.
On February 8, 2012, the Company sold Weekly Reader for $3.4, which was paid in cash. The sale of Weekly Reader resulted in a loss of $1.5, net of taxes.
We are currently exploring the options to license some of our operations within our Europe and APLA segments to third parties, and to exit unprofitable markets. Except as disclosed herein, these businesses have not met the applicable U.S. GAAP requirements for classification as assets held for sale at the balance sheet date of September 30, 2012, nor after the balance sheet date but before the issuance of the consolidated financial statements.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

We measured the assets held for sale at fair value, less costs to sell, upon initial classification as held for sale and at each subsequent reporting period. For the nine months ended September 30, 2012, we recorded a charge of $6.6, related to these businesses.
(Loss) income from discontinued operations, net of taxes, was as follows:

	Successor Company
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$6.9	$44.5	$76.8	$132.6
Loss from discontinued operations before income taxes and gain on sales	(0.6)	(12.1)	(25.2)	(68.3)
Income tax benefit on discontinued operations	(2.2)	(1.2)	(7.5)	(6.6)
Income (loss) from discontinued operations, net of taxes, before (loss) gain on sales	1.6	(10.9)	(17.7)	(61.7)
(Loss) gain on sales of divested businesses, net of taxes	(2.1)	—	34.2	—
(Loss) income from discontinued operations, net of taxes	$(0.5)	$(10.9)	$16.5	$(61.7)
(Loss) gain on the sales of divested businesses, net of taxes was as follows:

	Successor Company
	Three months ended September 30,	Nine months ended September 30,
	2012	2012
Sales price	$1.1	$179.5
Less: cash on hand	—	—
Net sales price	1.1	179.5
Net tangible assets	0.9	4.5
Associated intangible assets	—	87.6
Transaction costs	1.3	6.6
(Loss) gain on sales of divested businesses, before taxes	(1.1)	80.8
Income tax expense	1.0	46.6
(Loss) gain on sales of divested businesses, net of taxes	$(2.1)	$34.2

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

The carrying amounts of major classes of assets and liabilities included in assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheets, were as follows:

	Successor Company
	September 30, 2012	December 31, 2011
Assets held for sale
Accounts receivable, net	$8.4	$33.9
Inventories	1.7	7.1
Other current assets	3.5	11.7
Other non-current assets	0.6	5.9
Goodwill and other intangible assets, net	0.5	95.2
Total assets held for sale	$14.7	$153.8
Liabilities held for sale
Accounts payable	$3.9	$13.5
Accrued expenses	1.5	8.8
Deferred revenue	5.7	11.0
Other current liabilities	—	2.0
Other non-current liabilities	0.1	1.5
Total liabilities held for sale	$11.2	$36.8
Note 8    Accounts Receivable, Net
The components of accounts receivable, net were as follows:

	Successor Company
	September 30, 2012	December 31, 2011
Gross trade accounts receivable	$237.0	$313.2
Reserve for returns	(47.7)	(60.1)
Reserve for bad debts and allowances	(62.0)	(78.7)
Total accounts receivable, net	$127.3	$174.4
Note 9    Inventories
The components of inventories were as follows:

	Successor Company
	September 30, 2012	December 31, 2011
Raw materials	$1.1	$1.9
Work-in-progress	3.1	2.9
Finished goods	60.2	57.5
Total inventories	$64.4	$62.3

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Note 10    Debt
The components of debt were as follows:

			Successor Company
	Interest Rate	Maturity	September 30, 2012	December 31, 2011
Senior Credit Facility	6.0%	February 2013	$—	$35.0
2011 Secured Term Loan	7.0%	November 2013	—	45.0
2011 Unsecured Term Loan	11.0%	May 2014	10.0	10.0
2012 Secured Term Loan	8.0%	March 2015	49.9	—
Senior Secured Notes	9.5%	February 2017	464.4	525.0
Discount on 2011 Secured Term Loan			—	(1.5)
Discount on 2011 Unsecured Term Loan			(1.8)	(2.6)
Discount on Senior Secured Notes			(9.8)	(12.5)
Fair Value of Embedded Derivative			—	5.4
Total Debt			512.7	603.8
Less: Current portion of long-term debt			58.0	—
Long-term debt			$454.7	$603.8
Interest Expense
Interest expense primarily attributable to our outstanding debt was $14.4 and $15.3 for the three months ended September 30, 2012 and 2011, respectively, including the amortization of deferred financing fees and original issue discount of $1.5 and $0.9, respectively.  The weighted average interest rates on our borrowings for the three months ended September 30, 2012 and 2011 were 9.4% and 9.3%, respectively.
Interest expense primarily attributable to our outstanding debt was $47.2 and $43.3 for the nine months ended September 30, 2012 and 2011, respectively, including the amortization of deferred financing fees and original issue discount of $6.0 and $3.2, respectively.  The weighted average interest rates on our borrowings for the nine months ended September 30, 2012 and 2011 were 9.3% and 9.4%, respectively.
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
We were in violation of the financial covenants under our 2012 Secured Credit Facility as of September 30, 2012. We obtained an amendment from our lender, dated November 9, 2012, to modify the covenant levels as follows, to prevent a default under the agreement governing the 2012 Secured Credit Facility: the total leverage ratio was modified from 6.25 to 7.50; the first-out first lien leverage ratio was modified from 0.70 to 0.85; and the cash interest coverage ratio was modified from 1.50 to 1.20. In addition, the amendment modified the variable rate per annum to plus 5.0% in the case of prime rate borrowings and 6.0% in the case of LIBOR borrowings. Management believes however, that based on current projections and given the impact of continued business declines and transformation activities currently underway, our operating results will not be sufficient to satisfy the financial covenants in the 2012 Secured Credit Facility for the next several quarters. Accordingly, we have reclassified the 2012 Secured Credit Facility from non-current to current, in our consolidated balance sheet, as of September 30, 2012. Additionally, we have reclassified the 2011 Unsecured Term Loan from non-current to current in our consolidated balance sheet, as of September 30, 2012, due to certain cross-default provisions. We continue to classify the Senior Secured Notes as non-current, in our consolidated balance sheet, as of September 30, 2012, as there is no expectation of a cross-default because the 2012 Secured Term Loan was not accelerated by the lender.
We are currently in negotiations with our lender to further amend the 2012 Secured Term Loan to revise the financial covenants to levels that are attainable based on our updated projections and strategic plan, inclusive of our transformation efforts described above (including assumptions regarding the successful sale and licensing of some international businesses). However, there can be no assurance that an agreement will be reached. The failure to comply with the financial covenants under the 2012 Secured Credit Facility would constitute an event of default, which would give the lenders under that facility the right to accelerate payment of their loans and which in turn could create an event of default under our 2011 Unsecured Term Loan and our Senior Secured Notes. Based on our relationships and ongoing discussions with our lenders, we believe it is reasonably likely that we would be successful in obtaining such waivers and/or amendments. It is possible that, as part of granting any such waivers or amendment, the lenders will require us to pay consent fees and/or insist on modifications to the loan agreement that could place additional restrictions on our operations and would restrict our ability to respond to future financial or operational challenges. However, we can provide no assurances that we would be able to obtain an amendment or waiver or repay the 2012 Secured Credit Facility. If we are unable to do so, our lender could declare all outstanding principal and interest under the 2012 Secured Credit Facility to be due and payable, which in turn could create an event of default under our 2011 Unsecured Term Loan and our Senior Secured Notes, and we would not be able to meet these obligations.
Our ability to meet our working capital, capital expenditure, restructuring costs, debt service and other funding requirements is dependent on our ability to successfully execute our strategic initiatives, including (i) licensing or exiting some or all of our international businesses; (ii) further reductions in our debt levels; (iii) continued reductions in direct costs and corporate overhead; and (iv) a stabilization in operating results in our North America business. If we are not able to successfully execute these initiatives in a timely manner or if we experience additional adverse impacts that we are unable to adequately anticipate, we believe that we will not have sufficient cash flow to meet our working capital, debt service and other liquidity requirements for the next twelve months, which would have a material adverse impact on our business.
We currently do not have any other sources of cash, other than our cash on hand and operating cash flows. If our cash on hand and cash flows from operations are not sufficient to fully fund our working capital and other liquidity requirements, we would need to obtain funding from other sources.  However, we expect that, as a result of the factors described above, including current economic and market conditions, our current leverage and recent operating results, and our current credit ratings, it would be difficult for us to obtain additional debt or equity financing on terms that are acceptable to us, if at all.  Also, our debt agreements contain covenants that limit our ability to incur additional debt, and those lenders may be unwilling to modify or waive those covenants if such modifications or waivers are necessary.  In addition, while affiliates of certain of our shareholders provided us with funds in the past under the 2011 Secured Term Loan and the 2011 Unsecured Term Loan, neither they nor any other shareholders have agreed or are under any obligation to provide us with any further funding.  If, under such circumstances we were unable to obtain additional financing, we would need to pursue one or more alternative solutions to generate cash and reduce our cash requirements, such as selling additional assets or restructuring our balance sheet through, among other things, amendments, modifications, tender or exchange offers or other negotiated transactions with our lenders, bondholders and other constituents. We cannot provide assurance that any such transactions will be successful.

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
On March 24, 2012, we amended our 2011 Unsecured Term Loan to increase the senior secured leverage ratio for the quarter ended March 31, 2012 and thereafter.
In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants.  See Note 13, Common Stock Warrants, for further information.
Luxor Capital Group and Point Lobos Capital and their affiliated funds are considered related parties due to their equity interest in the Company.  See Note 15, Related Party Transactions, for further information.
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
On June 15, 2012, the Company completed a cash tender offer to purchase up to $60.7 of its Senior Secured Notes, using proceeds from the sale of our Allrecipes.com business, at a purchase price of 95% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. The Company received tenders of approximately $509.0 aggregate principal amount of Senior Secured Notes. Under the terms of the tender offer, holders who tendered Senior Secured Notes that were accepted for payment received approximately 95% principal amount of the Senior Secured Notes. On June 15, 2012, we accepted for purchase $60.6 aggregate principal amount on a pro rata basis, pursuant to the tender offer, at a total cost of $58.1, including principal of $57.6, along with accrued and unpaid interest to the date of purchase.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Senior Credit Facility
 On February 19, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent; the Guarantors (which include us and are defined therein); J.P. Morgan Securities Inc., Bank of America Securities LLC, Credit Suisse Securities (U.S.A.) LLC and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunners; and JPMorgan Chase Bank, N.A., Bank of America, N.A., Credit Suisse AG and Goldman Sachs Credit Partners L.P., as lenders, providing for a 3 year revolving credit facility (“Senior Credit Facility”) of up to $50.0 with a $25.0 letter of credit sub-facility.  On March 21, 2012, the Company repaid and terminated its Senior Credit Facility, using $35.0 of net proceeds from our Allrecipes.com sale and we cash-collateralized our letters of credit, $11.4 as of March 21, 2012, which had been issued under the Senior Credit Facility. During the third quarter of 2012, we re-issued most of these standby letters of credit under our 2012 Secured Credit Facility. We expect to receive the cash, previously used to as collateral, in the fourth quarter of 2012.
Letters of Credit
As discussed above, as of September 30, 2012, there was $10.5 in cash-collateralized letters of credit.  As stated above, we re-issued $9.5 of these standby letters of credit as of September 30, 2012, under our 2012 Secured Credit Facility. The letters of credit served as security, primarily related to real estate leases entered into by RDA.
There was $11.5 in standby letters of credit as of December 31, 2011, against the $25.0 letter of credit sub-facility of the Senior Credit Facility. The letters of credit served as security, primarily related to real estate leases entered into by RDA and as security for surety bonds related to sweepstakes promotions and customs duties.
Fair Values
Our fair value measurements based on Level 2 of the fair value hierarchy included the Senior Secured Notes.  Based on quoted prices in markets that are not active, we estimated that the fair value of our Senior Secured Notes was approximately $264.7 and $388.5, as of September 30, 2012 and December 31, 2011, respectively.
Our fair value measurements based on Level 3 of the fair value hierarchy included the 2012 Secured Term Loan, Senior Credit Facility, 2011 Secured Term Loan and 2011 Unsecured Term Loan.
We estimated that the fair value of our 2012 Secured Term Loan was $43.3 at September 30, 2012.
We estimated that the fair value of our Senior Credit Facility was approximately $33.0 at December 31, 2011.  There was very limited trading activity on our Senior Credit Facility.
We estimated that the fair value of our 2011 Unsecured Term Loan was $9.1 and $8.8, as of September 30, 2012 and December 31, 2011, respectively.  We estimated that the fair value of our 2011 Secured Term Loan was $40.7 at December 31, 2011. There has been no trading activity on the 2011 Credit Facilities.

Note 11    Commitments and Contingencies
General Litigation
From time to time, we are involved in a variety of claims, lawsuits, investigations and proceedings that arise in the ordinary course of business.
As previously disclosed, we had been involved in consent negotiations with the Federal Trade Commission ("FTC") following a Civil Investigative Demand it issued in April 2010, regarding the marketing of the Ab Circle Pro fitness product, to Direct Entertainment Media Group, Inc. ("DEMG"), a subsidiary of The Reader's Digest Association, Inc. (“RDA”), as well as certain third parties involved in the manufacture and promotion of the product.
On August 23, 2012, we announced that DEMG and Direct Holdings Americas Inc. (“DHA”), a former subsidiary of RDA that was sold on July 2, 2012, had reached a settlement of all legal proceedings with the FTC on the FTC's allegations regarding the marketing campaign for the Ab Circle Pro fitness product, under a Consent Order that provides for injunctive relief and consumer redress. RDA, as the parent company, was named in the Consent Order as a relief defendant. Under the terms of the settlement, none of the parties have admitted any wrongdoing or liability.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Pursuant to the Consent Order, RDA, DEMG and DHA agreed to pay between approximately $13.8 and $23.8 for consumer redress. As the parent company of DEMG and former parent company of DHA, RDA is responsible for payment of the settlement amount but is not subject to the injunctive provisions of the Consent Order. In light of the discontinuation of the operations of DEMG and the sale of DHA, the injunctive provisions of the Consent Order are not expected to materially impact RDA's future marketing activities.
The FTC Stipulated Final Judgment was approved by the United States District Court for the Southern District of Florida and the Consent Order was entered on August 28, 2012. The settlement required payment of $5.0 within 5 days of the entry of the consent order and requires another payment of $5.0 within 180 days of the entry of the consent order, and $3.8 within 270 days of the entry of the consent order. In addition, the order requires a payment of up to an additional $10.0, payable within 365 days of the entry of the consent order, such amount to be determined based on the consumer refund claims received by the FTC. Upon a failure to make any payment when due, a judgment in the amount of $31.7 (less any amounts previously paid) would become immediately due and payable. No cash reserve has been established for the settlement; however, the liability has been accrued in accordance with U.S. GAAP.
On December 30, 2011, the Polish Office for the Protection of Consumers and Competition ("UOKiK") issued a decision in its consumer protection proceeding against Reader's Digest Przeglad Sp. z o.o. (Reader's Digest Poland, "RDP"). UOKiK takes the position that RDP's sweepstakes-based direct mail marketing model makes use of practices which may mislead consumers and/or fail to provide clear and complete information on the details of the distance-selling contracts executed between RDP and the consumers. The decision requires RDP to (i) pay a fine of approximately $1.3, (ii) announce the decision on its website and in two national papers and (iii) change certain of its promotional materials. RDP filed an appeal on January 16, 2012, with the consumer protection/competition court and UOKiK's decision is not binding prior to the consumer protection/competition court's ruling on appeal. A ruling by the appellate court is expected in six to twelve months. Although we cannot predict the final outcome of this matter, based on the information presently available to us, management does not believe that the ultimate resolution of this investigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
Note 12    Equity-Based Compensation
For the three months ended September 30, 2012, we reversed stock-based compensation expense of $5.0 related to the remeasurement of our liability-classified awards to reflect the estimated fair value of our common stock. For the three months ended September 30, 2011, we recognized minimal stock-based compensation expense.
For the nine months ended September 30, 2012 and 2011, we recognized stock-based compensation expense of $0.4 and $16.7, respectively. The stock-based compensation expense in the nine months ended September 30, 2012 included the reversal of $5.0 related to the remeasurement of our liability-classified awards to reflect the estimated fair value of our common stock. The stock-based compensation expense in the nine months ended September 30, 2011 consisted of $12.4, net of forfeitures, specifically for the accelerated vesting due to our April 2011 Board Change, as discussed in Note 1, Organization and Summary of Significant Accounting Policies, in our audited December 31, 2011 consolidated financial statements; along with $2.8 for normal course vesting and $1.5 for the quarterly mark-to-market on liability-classified RSUs.
During the nine months ended September 30, 2012, there were 904,000 RSUs granted to certain directors and employees of our Company.  During the three months ended June 30, 2012, we had a modification to RSUs awarded to non-employee directors, which resulted in reclassification as liability instruments. RSUs awarded to non-employee directors and employee participants are accounted for as liability instruments and recorded in accrued expenses in our consolidated balance sheets.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

There were no stock options granted in the nine months ended September 30, 2012.  Stock options awarded to employees or non-employee directors are accounted for as equity instruments.
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
The table below sets forth the key assumptions utilized in the valuation of our common stock equity:

	Successor Company
	Valuation Date
	September 30, 2012	June 30, 2012	March 31, 2012
Income approach
Discount rate	19.0%	16.0%	16.0%
Perpetual growth rate	2.0%	2.0%	2.0%
Market comparable approach
EBITDA market multiples	5.00 to 5.50	5.00 to 5.50	5.50 to 6.00
Revenue market multiples	0.35 to 0.40	0.45 to 0.50	0.50 to 0.55
Finnerty model
Discount for lack of marketability	30.0%	20.0%	20.0%
Volatility (a)	120.0%	65.0%	50.0%
Risk-free rate (b)	0.2%	0.3%	0.3%
Dividend yield (c)	—%	—%	—%
Estimated fair value of our common stock	$0.52	$6.03	$12.27
(a)    Volatility is calculated based on comparable public company volatilities and our Company's capital structure.
(b)    Risk-free rate is calculated based on U.S. Treasury zero-coupon security yields.
(c)    Dividend yield is based on our historical and expected dividends.
A summary of RSUs activity under the 2010 Plan was as follows:

	Successor Company
	RSUs
	Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	54	$22.80
Granted	904	11.25
Vested	(388)	12.96
Forfeited	(180)	11.64
Nonvested at September 30, 2012	390	$10.97
Note 13    Common Stock Warrants
As discussed in Note 10, Debt, on August 12, 2011, the Company entered into the 2011 Credit Facilities.  In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants to the lenders under the 2011 Unsecured Term Loan.  The Company accounted for these warrants as derivative liabilities in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815").
The Company estimated the fair value of these warrants using a simulation approach, under Level 3 of the fair value hierarchy.  The fair value is recorded in other current liabilities in the consolidated balance sheets, with adjustments recorded as other income, net.  The estimated fair value at September 30, 2012 and at the issuance date was $0.3 and $2.9, respectively.

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
Note 14    Benefit Plans
We sponsor various pension and postretirement benefit plans, including those for certain employees in the United States and internationally.
The components of net periodic pension benefit were as follows:

	Successor Company
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$1.1	$1.1	$3.3	$3.3
Interest cost	5.5	6.1	16.5	18.4
Expected return on plan assets	(10.7)	(10.4)	(32.1)	(31.1)
Curtailments (a)	—	—	(0.3)	—
Cost for special termination benefits (b)	—	0.6	1.2	1.2
Net periodic pension benefit	$(4.1)	$(2.6)	$(11.4)	$(8.2)

(a)	For the nine months ended September 30, 2012, a curtailment occurred in France. This amount was recorded as other operating items, net as it is considered a restructuring item.

(b)
Cost for special termination benefits is included in other operating items, net.  Our U.S. Qualified Pension Plan was temporarily amended to provide additional benefits to employees involuntarily terminated.

Our contributions to our various international pension plans were immaterial for all periods presented.
Our Retirement Plan in the United States is over funded; therefore, we made no contributions for the three and nine months ended September 30, 2012 and 2011.
We also sponsor certain postretirement benefit plans in the United States and Canada.  The expense for these plans is not material.
Note 15    Related Party Transactions
Luxor Capital Group and Point Lobos Capital and their affiliated funds are considered related parties due to their equity interest in the Company.  The 2011 Credit Facilities between the Company and Luxor Capital Group, Point Lobos Capital and their affiliated funds are described in Note 10, Debt. On March 6, 2012, we executed repayment of the 2011 Secured Term Loan, using net proceeds from our Allrecipes.com sale. Our repayment included $45.0 to satisfy principal debt, along with $5.0 due under early repayment provisions.
For the three months ended September 30, 2012 and 2011, we paid $0.3 and $0.6, respectively, in interest on the 2011 Credit Facilities, to related parties.
For the nine months ended September 30, 2012 and 2011, we paid $1.4 and $0.6, respectively, in interest on the 2011 Credit Facilities, to related parties.
Note 16    Segments
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

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Reportable Segment Financial Information:

	Successor Company
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
North America	$105.0	$133.8	$359.3	$459.2
Europe	85.5	130.9	281.2	388.0
Asia Pacific & Latin America	44.5	57.3	135.4	158.2
Intercompany eliminations	(2.7)	(1.9)	(5.5)	(5.1)
Fair value adjustments (a)	(2.2)	(7.7)	(16.5)	(40.5)
Total revenue	$230.1	$312.4	$753.9	$959.8
Operating (loss) profit
North America	$(2.5)	$(6.0)	$18.0	$34.9
Europe	(5.1)	(4.5)	(17.4)	(0.9)
Asia Pacific & Latin America	3.0	3.6	4.8	6.2
Corporate unallocated	(7.6)	(19.8)	(43.3)	(75.7)
Fair value adjustments (a)	(1.2)	(3.8)	(8.7)	(25.4)
Impairment of assets	(85.0)	(10.3)	(203.7)	(238.0)
Other operating items, net (b)	(1.7)	(10.5)	(3.4)	(16.7)
Operating loss	$(100.1)	$(51.3)	$(253.7)	$(315.6)

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

Note 17    Guarantor and Non-Guarantor Financial Information
RDA Holding Co., and our domestic subsidiaries guarantee the Senior Secured Notes issued by RDA (collectively, the “Guarantor Subsidiaries”) jointly and severally, fully and unconditionally.  The Guarantor Subsidiaries do not include foreign subsidiaries, domestic subsidiaries whose assets substantially consist of voting stock of one or more foreign subsidiaries or non-wholly-owned subsidiaries (subject to certain limited exceptions such as in the event that such non-wholly-owned subsidiary guarantees debt issued in a capital markets transaction).  Our subsidiaries that are not Guarantor Subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Senior Secured Notes.
The following tables present RDA Holding Co. (the parent) and RDA (the issuer), both of which are presented on a stand-alone basis, Guarantor Subsidiaries on a combined basis and Non-Guarantor Subsidiaries on a combined basis.
In the three months ended September 30, 2012, we revised our consolidated condensed statement of cash flows for the three months ended March 31, 2012 and six months ended June 30, 2012, to adjust the effect of exchange rate changes on cash and cash equivalents. The impact of this revision was to increase Issuer Parent-RDA by $1.0 and increase Non-Guarantor Subsidiaries by $0.1, with an offset to Eliminations in the three months ended March 31, 2012. In the six months ended June 30, 2012, the impact is to decrease Non-Guarantor Subsidiaries by $4.3, with an offset to Eliminations. This revision is not material to the related consolidated financial statements for any prior periods and had no impact on our consolidated statements of cash flows. As prior period financial information is presented in future filings, we will similarly revise the consolidated condensed statements of cash flows.

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Statements of Comprehensive (Loss) Income for the three months ended September 30, 2012 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$12.9	$73.5	$146.4	$(2.7)	$230.1
Product, distribution and editorial expenses	—	9.6	35.3	67.3	(2.7)	109.5
Promotion, marketing and administrative expenses	—	12.8	37.9	83.3	—	134.0
Impairment of assets	—	—	17.2	67.8	—	85.0
Other operating items, net	—	2.1	0.8	(1.2)	—	1.7
Operating loss	—	(11.6)	(17.7)	(70.8)	—	(100.1)
Interest expense	—	14.4	—	—	—	14.4
Loss from investment in subsidiaries	107.2	31.6	—	—	(138.8)	—
Other expense (income), net	—	50.2	(45.3)	(6.3)	—	(1.4)
(Loss) income before income taxes	(107.2)	(107.8)	27.6	(64.5)	138.8	(113.1)
Income tax benefit	—	(1.4)	(3.6)	(1.4)	—	(6.4)
(Loss) income from continuing operations	(107.2)	(106.4)	31.2	(63.1)	138.8	(106.7)
(Loss) income from discontinued operations, net of taxes	—	(0.8)	0.3	—	—	(0.5)
Net (loss) income	$(107.2)	$(107.2)	$31.5	$(63.1)	$138.8	$(107.2)
Comprehensive (loss) income	$(102.4)	$(106.6)	$31.5	$(58.7)	$133.8	$(102.4)

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Statements of Comprehensive (Loss) Income for the nine months ended September 30, 2012 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$44.8	$244.8	$471.5	$(7.2)	$753.9
Product, distribution and editorial expenses	—	29.9	113.6	210.2	(7.2)	346.5
Promotion, marketing and administrative expenses	—	60.0	116.3	277.7	—	454.0
Impairment of assets	—	—	29.2	174.5	—	203.7
Other operating items, net	—	5.0	1.7	(3.3)	—	3.4
Operating loss	—	(50.1)	(16.0)	(187.6)	—	(253.7)
Interest expense	—	47.2	—	—	—	47.2
Gain on deconsolidation of subsidiary	—	—	(0.3)	(0.5)	—	(0.8)
Loss from investment in subsidiaries	223.4	12.8	3.1	—	(239.3)	—
Other expense (income), net	—	157.3	(148.8)	(12.8)	—	(4.3)
(Loss) income before income taxes	(223.4)	(267.4)	130.0	(174.3)	239.3	(295.8)
Income tax (benefit) expense	—	(44.8)	24.3	(35.4)	—	(55.9)
(Loss) income from continuing operations	(223.4)	(222.6)	105.7	(138.9)	239.3	(239.9)
(Loss) income from discontinued operations, net of taxes	—	(0.8)	26.2	(8.9)	—	16.5
Net (loss) income	$(223.4)	$(223.4)	$131.9	$(147.8)	$239.3	$(223.4)
Comprehensive (loss) income	$(220.0)	$(231.2)	$131.9	$(137.9)	$237.2	$(220.0)

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Condensed Balance Sheet as of September 30, 2012 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$87.6	$99.1	$322.6	$(70.0)	$439.3
Property and equipment, net	—	28.1	7.3	8.9	—	44.3
Restricted cash	—	1.8	—	6.5	—	8.3
Goodwill	—	—	243.5	12.6	—	256.1
Other intangible assets, net	—	—	100.8	104.3	—	205.1
Prepaid pension assets	—	124.7	—	23.4	—	148.1
Investments in subsidiaries	—	312.2	115.0	—	(427.2)	—
Intercompany noncurrent receivables	—	14.0	—	8.7	(22.7)	—
Other noncurrent assets	—	19.1	22.8	2.7	—	44.6
Total assets	$—	$587.5	$588.5	$489.7	$(519.9)	$1,145.8
Liabilities and stockholders’ (deficit) equity
Current liabilities	$—	$122.1	$213.3	$248.5	$(70.0)	$513.9
Long-term debt	—	454.7	—	—	—	454.7
Unearned revenue	—	—	105.2	1.3	—	106.5
Accrued pension	—	—	—	4.3	—	4.3
Postretirement and postemployment benefits other than pensions	—	6.9	—	1.3	—	8.2
Deficiency in excess of investments in subsidiaries	76.1	—	—	—	(76.1)	—
Intercompany noncurrent payables	—	8.7	8.0	6.0	(22.7)	—
Other noncurrent liabilities	—	71.2	24.9	38.2	—	134.3
Total liabilities	76.1	663.6	351.4	299.6	(168.8)	1,221.9
Stockholders’ (deficit) equity	(76.1)	(76.1)	237.1	190.1	(351.1)	(76.1)
Total liabilities and stockholders’ (deficit) equity	$—	$587.5	$588.5	$489.7	$(519.9)	$1,145.8

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2012 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net change in cash due to continuing operating activities	$—	$(62.4)	$2.8	$(12.3)	$—	$(71.9)
Net change in cash due to discontinued operating activities	—	(6.0)	(11.0)	(2.6)	—	(19.6)
Net change in cash due to operating activities	—	(68.4)	(8.2)	(14.9)	—	(91.5)
Cash flows from investing activities:
Capital expenditures	—	(6.1)	(0.1)	(1.8)	—	(8.0)
Proceeds from sale of a business	—	175.0	—	—	—	175.0
Proceeds from sale of assets	—	2.8	—	—	—	2.8
Investing restricted cash	—	0.1	—	—	—	0.1
Net change in cash due to continuing investing activities	—	171.8	(0.1)	(1.8)	—	169.9
Net change in cash due to discontinued investing activities	—	—	2.7	(0.4)	—	2.3
Net change in cash due to investing activities	—	171.8	2.6	(2.2)	—	172.2
Cash flows from financing activities:
Proceeds from borrowings	—	50.0	—	—	—	50.0
Debt payments	—	(57.7)	—	—	—	(57.7)
Repayments of long-term revolving credit facility	—	(35.0)	—	—	—	(35.0)
Debt payments to related parties	—	(45.0)	—	—	—	(45.0)
Cash paid for financing fees	—	(2.6)	—	—	—	(2.6)
Tax effect of equity-based compensation	—	1.1	—	—	—	1.1
Financing restricted cash	—	(11.0)	—	—	—	(11.0)
Payment of prepayment penalty to related parties	—	(5.0)	—	—	—	(5.0)
Net change in cash due to continuing financing activities	—	(105.2)	—	—	—	(105.2)
Net change in cash due to discontinued financing activities	—	—	(0.2)	—	—	(0.2)
Net change in cash due to financing activities	—	(105.2)	(0.2)	—	—	(105.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.5	—	0.5
Net change in cash and cash equivalents	—	(1.8)	(5.8)	(16.6)	—	(24.2)
Cash and cash equivalents at beginning of the period	—	21.4	7.4	83.5	—	112.3
Cash and cash equivalents at end of the period	$—	$19.6	$1.6	$66.9	$—	$88.1

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$16.5	$87.2	$210.7	$(2.0)	$312.4
Product, distribution and editorial expenses	—	12.1	45.3	90.8	(2.0)	146.2
Promotion, marketing and administrative expenses	—	34.4	46.0	116.3	—	196.7
Impairment of assets	—	—	—	10.3	—	10.3
Other operating items, net	—	2.2	1.6	6.7	—	10.5
Operating loss	—	(32.2)	(5.7)	(13.4)	—	(51.3)
Interest expense	—	15.3	—	—	—	15.3
Other (income) expense, net	—	(36.0)	(1.1)	34.8	—	(2.3)
Loss (income) from investment in subsidiaries	76.8	61.0	(10.9)	—	(126.9)	—
(Loss) income before income taxes and discontinued operations	(76.8)	(72.5)	6.3	(48.2)	126.9	(64.3)
Income tax expense (benefit)	—	4.4	0.9	(3.7)	—	1.6
(Loss) income from continuing operations	(76.8)	(76.9)	5.4	(44.5)	126.9	(65.9)
Income (loss) from discontinued operations, net of taxes	—	0.1	(9.1)	(1.9)	—	(10.9)
Net loss	$(76.8)	$(76.8)	$(3.7)	$(46.4)	$126.9	$(76.8)
Comprehensive loss	$(121.7)	$(113.8)	$(3.8)	$(55.0)	$172.6	$(121.7)

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$47.9	$304.4	$612.9	$(5.4)	$959.8
Product, distribution and editorial expenses	—	37.7	143.7	263.2	(5.4)	439.2
Promotion, marketing and administrative expenses	—	94.2	139.5	347.8	—	581.5
Impairment of assets	—	0.1	—	237.9	—	238.0
Other operating items, net	—	8.3	1.4	7.0	—	16.7
Operating (loss) profit	—	(92.4)	19.8	(243.0)	—	(315.6)
Interest expense	—	43.3	—	—	—	43.3
Gain on deconsolidation of subsidiary	—	(8.5)	—	—	—	(8.5)
Other (income) expense, net	—	(45.0)	0.1	42.2	—	(2.7)
Loss (income) from investment in subsidiaries	399.0	319.1	(5.9)	—	(712.2)	—
(Loss) income before income taxes and discontinued operations	(399.0)	(401.3)	25.6	(285.2)	712.2	(347.7)
Income tax (benefit) expense	—	(2.8)	4.5	(12.1)	—	(10.4)
(Loss) income from continuing operations	(399.0)	(398.5)	21.1	(273.1)	712.2	(337.3)
Loss from discontinued operations, net of taxes	—	(0.5)	(40.8)	(20.4)	—	(61.7)
Net loss	$(399.0)	$(399.0)	$(19.7)	$(293.5)	$712.2	$(399.0)
Comprehensive loss	$(394.7)	$(388.7)	$(19.7)	$(301.8)	$710.2	$(394.7)

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

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2011 (Successor Company):

	Guarantor Parent HoldCo	Issuer Parent-RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net change in cash due to continuing operating activities	$—	$(46.0)	$4.0	$(33.3)	$(9.6)	$(84.9)
Net change in cash due to discontinued operating activities	—	—	—	(12.7)	—	(12.7)
Net change in cash due to operating activities	—	(46.0)	4.0	(46.0)	(9.6)	(97.6)
Cash flows from investing activities:
Capital expenditures	—	(9.1)	(0.6)	(1.6)	—	(11.3)
Purchase of a business	—	—	(2.7)	—	—	(2.7)
Proceeds from sale of assets	—	1.1	—	8.4	—	9.5
Net change in cash due to continuing investing activities	—	(8.0)	(3.3)	6.8	—	(4.5)
Net change in cash due to discontinued investing activities	—	—	(1.0)	(0.2)	—	(1.2)
Net change in cash due to investing activities	—	(8.0)	(4.3)	6.6	—	(5.7)
Cash flows from financing activities:
Proceeds from borrowings	—	55.0	—	—	—	55.0
Proceeds from long-term revolving credit facility	—	40.0	—	—	—	40.0
Repayments of long-term revolving credit facility	—	(4.0)	—	—	—	(4.0)
Debt payments to related parties	—	—	—	—	—	—
Cash paid for financing fees	—	(2.2)	—	—	—	(2.2)
Repurchase of Successor Company common stock	—	(43.3)	—	—	—	(43.3)
Cash used to net settle equity-based compensation	—	(7.6)	—	—	—	(7.6)
Net change in cash due to continuing financing activities	—	37.9	—	—	—	37.9
Net change in cash due to discontinued financing activities	—	—	(0.1)	—	—	(0.1)
Net change in cash due to financing activities	—	37.9	(0.1)	—	—	37.8
Effect of exchange rate changes on cash and cash equivalents	—	(1.8)	—	(8.3)	9.6	(0.5)
Net change in cash and cash equivalents	—	(17.9)	(0.4)	(47.7)	—	(66.0)
Cash and cash equivalents at beginning of the period	—	64.8	3.8	100.8	—	169.4
Cash and cash equivalents at end of the period	$—	$46.9	$3.4	$53.1	$—	$103.4

RDA Holding Co., and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)
(unaudited)

Note 18    Subsequent Events
We were in violation of the financial covenants under our 2012 Secured Credit Facility as of September 30, 2012. We obtained an amendment from our lender, dated November 9, 2012, to modify the covenant levels as follows, to prevent a default under the agreement governing the 2012 Secured Credit Facility: the total leverage ratio was modified from 6.25 to 7.50; the first-out first lien leverage ratio was modified from 0.70 to 0.85; and the cash interest coverage ratio was modified from 1.50 to 1.20. In addition, the amendment modified the variable rate per annum to plus 5.0% in the case of prime rate borrowings and 6.0% in the case of LIBOR borrowings. See Note 10, Debt, for further information.

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
·                  Executive Overview
·                  Results of Operations
·                  Liquidity and Capital Resources
·                  Recent Accounting Pronouncements
This discussion should be read in conjunction with the Consolidated Financial Statements and related notes presented elsewhere in this report and with our December 31, 2011 Consolidated Financial Statements filed with the Securities and Exchange Commission on Form 10-K.  This discussion contains forward-looking statements about our plans, our markets, the demand for our products and services and our expectations regarding future results, as discussed in the section “Cautionary Note Regarding Forward-Looking Statements” below.
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
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this MD&A and in future oral and written statements that we make, may be “forward-looking statements”.  These statements reflect our beliefs and expectations as to future events and trends affecting our business, consolidated financial condition and results of operations and discuss, among other things, anticipated future performance and future business plans.  Forward-looking statements are identified by such words and phrases as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other similar expressions, or by discussion of trends and conditions, strategy or risks and uncertainties.
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

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this MD&A and in the “Business” and “Risk Factors” sections contained in our Form 10-K for the fiscal year 2011, filed with the Securities and Exchange Commission, and include the following:
·                  our degree of leverage and concerns about our financial condition and our ability to generate sufficient cash to service our debt while continuing to fund our operations;
·                  our ability to complete our transformation to a simpler business, including the identification and completion of significant transactions, such as international licensing transactions and other strategic transactions, and right-sizing our balance sheet in order to stabilize our business;

·
significant financial restrictions placed on us by the indenture governing our Senior Secured Notes and the agreements governing our 2012 Secured Credit Facility and 2011 Unsecured Term Loan (each as defined below) and our ability to comply with the covenants contained in those agreements or, if we are unable to comply with such covenants, to obtain a waiver or amendment from our lenders;

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
·                  the application of tax laws resulting from our chapter 11 proceedings, which will have an adverse effect on our future cash tax obligations; and
·                  the risk factors set forth under the section titled “Risk Factors” in Part II of this report and our Annual Report on Form 10-K.
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
During 2012, our core businesses have continued to face negative pressures. Factors affecting our international businesses have included unfavorable macro-economic environments, particularly in Europe, investment constraints restricting acquisition of new customers, and declining active customer bases. Our North America businesses have been negatively affected by lower sales on our traditional book product lines, and declining subscription renewals, along with lower per-copy rates on some print magazines.
The impact of these pressures and other factors described below has led to operating losses, including impairment charges, and cash flow deficits since our emergence from Chapter 11 in 2010. We expect these adverse conditions to continue for the remainder of 2012 and through 2013.

In order to address these pressures and the macroeconomic and other trends impacting our business, as previously disclosed, we are working to transform Reader's Digest into a simpler, more focused company, that will deliver improved operating and financial results, including improved cash flows and positive net income. These efforts have involved, and will continue to involve, among other things, restructuring operations and re-allocating resources in order to maximize efficiencies, generate cash and/or reduce costs, selling or disposing of non-core assets, and reducing our debt and right-sizing our balance sheet in order to stabilize our business.
At the same time, we continue to transition our business model. In North America, we continue to expand our digital delivery capabilities to provide consumers with their choice of traditional print or digital access to our magazines and direct mail product offerings. We are also divesting or existing unprofitable business lines to mitigate the impact of negative pressures affecting performance. Internationally, we are working towards transforming our international businesses from a more traditional direct marketing model to a customer-centric and affinity-based approach. We have already seen early signs of success for this transformation in some markets in our Asia Pacific and Latin America ("APLA") segment. Within our international markets, our response rates are improving, year-over-year, as a result of our customer-centric promotional mailing approach. However, the trends in our overall orders remain negative due to declines in our active customer base and lower quantities on promotional mailings. Further, due to the investment requirements to continue and complete this transformation and our current financial constraints, we believe that strategic partners may be better positioned to help transition the international businesses. Towards this goal, we are exploring options to license or sell some of our international businesses to third parties and exit unprofitable markets. During the second quarter of 2012, we committed to a plan to sell our businesses in Mexico and Argentina. During the third quarter of 2012, we sold our businesses in Spain and Portugal. We have also shut down our operations in China, Kazakhstan and the Ukraine. See our “Discontinued Operations” section below for further information. If our strategy towards licensing additional international businesses is not successful, we expect to continue to experience declining operating results in our international operations in the short-term.
Consistent with our strategic objective of concentration on core businesses and of right-sizing our balance sheet, during 2012 we finalized the sales of our Allrecipes.com, Weekly Reader and LED businesses. Using the proceeds from the Allrecipes.com sale, we purchased and retired $60.6 of our Senior Secured Notes and repaid our 2011 Secured Term Loan, including a prepayment penalty, and our Senior Credit Facility. We also secured replacement financing at the end of the first quarter of 2012 with an unaffiliated third-party lender. See our “Financing Activities” section below and Note 10, Debt, in the Notes to our September 30, 2012 Consolidated Financial Statements for further information.
Notwithstanding these efforts and accomplishments, our ability to successfully complete the transformation of our company and to fully realize the benefits of these strategies is subject to numerous risks and uncertainties, many of which are not within our control. For example, we cannot be certain that our customers will react favorably to our internet and digital initiatives. With respect to asset sales and licensing transactions, we cannot be certain that we will be able to locate licensees and/or buyers for these business at prices that we find acceptable, or at all. With respect to reducing our debt, in addition to the uncertainties surrounding the sources of funds or other consideration for any such debt reductions, we cannot be certain that our lenders and bondholders will be willing to accept any proposals that we might wish or need to make that would involve any modifications to the terms of the agreements governing our obligations. As a result of these and other risks and uncertainties, we cannot provide any assurance that we will be able to successfully complete these actions and thereby reverse the negative trend in operating and financial results that we have experienced in recent periods. Refer to “Liquidity and Capital Resources - Sufficiency of capital resources” and Note 10, Debt, in the Notes to our September 30, 2012 Consolidated Financial Statements for further information.
Financial Overview
At September 30, 2012, we have three reportable segments which operate our media and direct marketing businesses: North America, Europe and APLA.  Our North America segment primarily operates our media businesses, while our Europe and APLA segments primarily operate our direct marketing businesses.  Total revenue for the nine months ended September 30, 2012 was $753.9.  Excluding intercompany eliminations and fair value adjustments, the North America, Europe and APLA segments contributed 46.3%, 36.2% and 17.5% of total revenue, respectively.
For the nine months ended September 30, 2012, excluding intercompany eliminations and fair value adjustments, the combined sales of books, music, other home entertainment products and other products contributed 58.4% of total revenue, while magazine subscriptions, newsstand sales and advertising contributed 41.6% of total revenue.

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
Financing Activities
During the nine months ended September 30, 2012, we also executed the financing activities described below as part of our ongoing efforts to improve our liquidity and cash position.  Refer to “Liquidity and Capital Resources — Sufficiency of capital resources” and Note 10, Debt, in the Notes to our September 30, 2012 Consolidated Financial Statements for further information on these financing activities.
On June 15, 2012, we completed the purchase of $60.6 of our Floating Rate Senior Secured Notes due 2017 ("Senior Secured Notes"), pursuant to our cash tender offer, using proceeds from the sale of the Allrecipes.com business, at a purchase price of 95% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase.
On March 30, 2012, we entered into the $50.0 2012 Secured Term Loan and an $11.0 letter of credit facility (“Letter of Credit Facility” and together with the 2012 Secured Term Loan, the “2012 Secured Credit Facility”).  The 2012 Secured Credit Facility matures on March 30, 2015.  This new facility effectively replaced the Senior Credit Facility and 2011 Secured Term Loan, which we had repaid and terminated using proceeds from the sale of Allrecipes.com.
On March 21, 2012, we repaid and terminated our three year revolving credit facility (“Senior Credit Facility”), using $35.0 of net proceeds from our Allrecipes.com sale.  Further, we cash-collateralized our standby letters of credit, $11.4 as of March 21, 2012, which had been issued under the Senior Credit Facility. During the third quarter of 2012, we re-issued these standby letters of credit under our 2012 Secured Credit Facility. We expect to receive the cash, previously used as collateral, in the fourth quarter of 2012.
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
As of September 30, 2012, we were not in compliance with the financial covenants under our 2012 Secured Credit Facility (as defined below). Refer to “Liquidity and Capital Resources - Sufficiency of capital resources” and Note 10, Debt, in the Notes to our September 30, 2012 Consolidated Financial Statements for further information.
Following the completion of these activities, at September 30, 2012, our principal financing obligations consisted of our $50.0 2012 Secured Term Loan and $11.0 Letter of Credit Facility under our 2012 Secured Credit Facility, $464.4 outstanding Senior Secured Notes, and our $10.0 2011 Unsecured Term Loan.
Discontinued Operations
We reported a loss from discontinued operations, net of taxes of $0.5 for the three months ended September 30, 2012. On July 2, 2012, we sold the operations of our Lifestyle and Entertainment Direct business (“LED”) for $1.1, which was paid in cash and resulted in an immaterial loss. The sale of our Spain and Portugal businesses closed on July 31, 2012; the financial impact of the transaction was not material.
We reported income from discontinued operations, net of taxes, of $16.5 for the nine months ended September 30, 2012.  This was driven by our sale of Allrecipes.com, which resulted in a gain of $36.9, net of taxes, partially offset by losses incurred on the businesses that we classified as discontinued operations. During 2012, we sold our Weekly Reader, LED, Spain and Portugal businesses. Losses were also incurred on businesses that were closed during the year, including our Reader's Digest Ukraine, Kazakhstan and China businesses, closed during the second quarter of 2012; and our Worldwide Country Tours and Reader’s Digest Bulgaria businesses, closed during the first quarter of 2012.
During the second quarter of 2012, we committed to a plan to sell our Reader's Digest Mexico and Argentina businesses, previously classified within our APLA segment. We met the criteria under ASC 360 to classify these businesses as held for sale. There is no expectation of continuing cash flows (other than passive royalty income) or involvement in the operations after they are sold. The operating results for these businesses are included in discontinued operations for all periods presented. The assets and liabilities for these businesses are classified as held for sale for all periods presented. We believe that the sale of these businesses within the next twelve months is probable.

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
Our Form 12b-25 filed on November 15, 2012, identified expected corrections to prior period amounts related to non-cash tax provisions, non-cash impairment charges and stock-based compensation expense for the fourth quarter of 2010, the second, third and fourth quarters of 2011, and the first and second quarters of 2012. At the time of filing, we expected these corrections to increase our net loss by approximately $5.0 to $10.0 in each respective period. However, as a result of additional analysis, we determined that corrections were only necessary to the first quarter of 2012, for which we increased net loss by $14.5. See Note 2, Revision of Prior Period Consolidated Financial Statements, for further information.

Reportable segment financial information for three months ended September 30, 2012, compared to three months ended September 30, 2011:

	Successor Company
	Three months ended September 30,
	2012	2011
Revenue
North America	$105.0	$133.8
Europe	85.5	130.9
Asia Pacific & Latin America	44.5	57.3
Subtotal	235.0	322.0
Intercompany eliminations	(2.7)	(1.9)
Fair value adjustments (a)	(2.2)	(7.7)
Total revenue	$230.1	$312.4
Operating (loss) profit
North America	$(2.5)	$(6.0)
Europe	(5.1)	(4.5)
Asia Pacific & Latin America	3.0	3.6
Subtotal	(4.6)	(6.9)
Corporate unallocated	(7.6)	(19.8)
Fair value adjustments (a)	(1.2)	(3.8)
Impairment of assets	(85.0)	(10.3)
Other operating items, net (b)	(1.7)	(10.5)
Operating loss	(100.1)	(51.3)
Interest expense	14.4	15.3
Other income, net	(1.4)	(2.3)
Income tax (benefit) expense	(6.4)	1.6
Loss from discontinued operations	(0.5)	(10.9)
Net loss	$(107.2)	$(76.8)

(a)
Fair value adjustments include the amortization of the fair value reduction to unearned revenue and related deferred cost accounts resulted from the application of fresh start accounting upon our emergence from bankruptcy.

(b)
Items included in other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional, contractual charges and other periodic costs related to the strategic repositioning of our businesses; and (iii) gain or loss on the sale or disposal of assets.  See Note 4, Other Operating Items, Net, in the Notes to our September 30, 2012 Consolidated Financial Statements for further information.

Revenue
Revenue for the three months ended September 30, 2012, decreased $82.3, or 26.3%, to $230.1, as compared to $312.4 for the three months ended September 30, 2011.  Our revenue included the amortization of fair value adjustments, which reduced our unearned revenue recorded at our emergence from bankruptcy on February 19, 2010 as a result of fresh start accounting.  The amortization of fair value adjustments to unearned revenue reduced revenue by $2.2 for the three months ended September 30, 2012 and $7.7 for the three months ended September 30, 2011.
Excluding the negative effect of foreign currency translation of $14.9, and fair value adjustments, revenue for the three months ended September 30, 2012 decreased $72.9 or 22.8%, as compared to the three months ended September 30, 2011.  Our revenue decline was largely due to decreased mail quantities due to a lower active customer base on our books and home entertainment products in Europe and Asia. The decline was also driven by lower sales on some of our book product lines; the sale of the Every Day with Rachael Ray publication in October 2011; and declining subscription renewals, along with lower per-copy rates, on our magazine titles in the North America segment.

Product, Distribution and Editorial Expenses
Product, distribution and editorial expenses for the three months ended September 30, 2012 decreased $36.7, or 25.1%, to $109.5, as compared to $146.2 for the three months ended September 30, 2011.  Excluding the positive effect of foreign currency translation of $6.5, product, distribution and editorial expenses for the three months ended September 30, 2012 decreased $30.2, or 20.7%, as compared to the three months ended September 30, 2011.  Our product, distribution and editorial expenses declined, primarily due to sales volume declines, which included the absence of costs for the Every Day with Rachael Ray publication.
Promotion, Marketing and Administrative Expenses
Promotion, marketing and administrative expenses for the three months ended September 30, 2012 decreased $62.7, or 31.9%, to $134.0, as compared to $196.7 for the three months ended September 30, 2011.  Excluding the positive effect of foreign currency translation of $9.2, promotion, marketing and administrative expenses for the three months ended September 30, 2012 decreased $53.5, or 27.2%, as compared to the three months ended September 30, 2011.  The decline in promotion, marketing and administrative expenses was largely driven by reductions in our promotional mailings, due to a smaller promotable base and by more efficient mailing practices under our customer-centric strategy. The savings related to promotional investments to acquire new customers will continue to reduce our active customer bases, in so far as we are not replenishing customer names, leading to a smaller revenue base. The decline in promotion, marketing and administrative expenses was also driven by overhead cost savings due to lower corporate costs, as discussed below, and cost savings resulting from our 2011 headcount reduction initiatives; and the absence of costs for the Every Day with Rachael Ray publication.
Operating loss
Operating loss for the three months ended September 30, 2012 increased $48.8 to $100.1, as compared to $51.3 for the three months ended September 30, 2011.
During the three months ended September 30, 2012, we concluded that interim impairment tests were necessary for our Europe and North America businesses. This conclusion was based on certain indicators of impairment. Our results in Europe experienced further, unanticipated declines, based on continuing unfavorable economic environments, softer results to our promotional campaigns, continuing declines in some of our books and home entertainment products, particularly on our single sale book products. It continues to be difficult to forecast our business in this transformational environment and the actual declines have occurred at rates higher than we predicted. In addition, revenue declines in certain brands in our North America businesses resulted in the need to perform an interim impairment analysis on certain tradenames.
Based on our interim impairment test, our Europe reportable segment had goodwill and other intangible asset impairment charges of $64.0 and $2.7, respectively. Our North America reportable segment had other intangible asset impairment charges related to certain tradenames of $13.5 and $1.1 for our United States and Canada reporting units, respectively. We also had property and equipment impairment charges of $3.7 in our North America segment. We will also continue to monitor the progress of our transformational changes to these businesses, the execution of performance against our financial projections and the impact on the value of our goodwill and other long-lived assets. See Note 3, Impairment of Assets, in the Notes to our September 30, 2012 Consolidated Financial Statements for further information.
Operating loss for our reportable segments (which does not include corporate unallocated expense, fair value adjustments, impairment of assets and other operating items, net) for the three months ended September 30, 2012 decreased $2.3 to $4.6, as compared to $6.9 for the three months ended September 30, 2011.  The impact of foreign exchange movements was minimal on our segment results during the three months ended September 30, 2012.  The decrease in operating loss was primarily the result of the sale of the Every Day with Rachael Ray publication in October 2011; and reduced promotional investments and overhead cost savings resulting, in part, from our 2011 restructuring initiatives. The improvement in operating loss was partially offset by declining revenue, as described above.
Corporate unallocated expense for the three months ended September 30, 2012 decreased $12.2 to $7.6, as compared to $19.8 for the three months ended September 30, 2011.  The decrease is primarily driven by decreased amortization from certain other intangible assets becoming fully amortized in previous periods. Additionally, in the three months ended September 30, 2012, we reversed stock-based compensation expense related to the remeasurement of our liability-classified awards to reflect the estimated fair value of our common stock.
Other operating items, net for the three months ended September 30, 2012 decreased $8.8 to $1.7, as compared to $10.5 for the three months ended September 30, 2011.  The decrease was primarily due to larger restructuring activities in the three months ended September 30, 2011, primarily across our Europe and APLA regions.

Interest Expense
Interest expense for the three months ended September 30, 2012 decreased $0.9 to $14.4, as compared to $15.3 for the three months ended September 30, 2011, including the amortization of debt issuance costs and bond discount of $1.5 and $0.9, respectively.  The decrease was the result of decreased outstanding borrowings under the Senior Secured Notes; and repayment of the 2011 Secured Term Loan on March 6, 2012, partially offset by borrowings under the 2012 Secured Term Loan, entered into on March 31, 2012.  See Note 10, Debt, in the Notes to our September 30, 2012 Consolidated Financial Statements for further information.
Income Taxes
The income tax benefit for the three months ended September 30, 2012 increased $8.0, to $6.4, as compared to an expense of $1.6 for the three months ended September 30, 2011. The income tax benefit for the three months ended September 30, 2012 is driven by the Company's jurisdictional earnings mix. Additionally, the income tax benefit for the three months ended September 30, 2012 reflected the impact of impairments to non-deductible goodwill and identified intangible assets which were included in our annual effective tax rate as they were no longer considered unusual in nature unlike in the prior year's quarter when the impairments charges were considered as discrete events. The income tax expense for the three months ended September 30, 2011 is driven by the Company's jurisdictional earnings mix and the impairment in the quarter of non-deductible goodwill and identified intangible assets previously recorded in fresh start accounting. Additionally, the income tax expense recorded in the prior year quarter reflects the limitation under ASC-740 that the income tax benefit for the year to date loss can not be greater than the anticipated full year tax benefit.
Results of Operations: Reportable Segments
North America
Revenue in our North America segment for the three months ended September 30, 2012 decreased $28.8, or 21.5%, to $105.0, as compared to $133.8 for the three months ended September 30, 2011.  Foreign currency translation had a minimal impact in the quarter.  The decrease was primarily driven by the sale of Every Day with Rachael Ray at the end of 2011; lower sales on some of our book product lines due to declining promotional efforts and softer response rates; and declining subscription renewals, along with lower per-copy rates, on our food and home magazine titles and our Reader’s Digest titles.
Operating loss in our North America segment for the three months ended September 30, 2012 decreased $3.5 to $2.5, as compared to $6.0 for the three months ended September 30, 2011.  Foreign currency translation had a minimal impact in the quarter.  The decrease was primarily driven by the absence of the Every Day with Rachael Ray publication, which incurred an operating loss in the prior year; decreased promotional investment due to smaller and canceled campaign mailings; and product cost savings initiatives. This was partially offset by lower revenue impact described above.
Europe
Revenue in our Europe segment for the three months ended September 30, 2012 decreased $45.4, or 34.7%, to $85.5, as compared to $130.9 for the three months ended September 30, 2011. Excluding the negative effect of foreign currency translation of $11.3, revenue for the three months ended September 30, 2012 decreased $34.1 or 26.1%, as compared to the three months ended September 30, 2011.  This decline was largely driven by decreased mail quantities due to the continued decline in our active customer base and our planned reductions in the intensity of our promotional mailings.
Operating loss in our Europe segment for the three months ended September 30, 2012 increased $0.6, or 13.3%, to $5.1, as compared to $4.5 for the three months September 30, 2011.  Excluding the positive effect of foreign currency translation of $0.6, operating loss for the three months ended September 30, 2012 increased $1.2, or 26.7%, as compared to the three months ended September 30, 2011.  The increase was primarily due to lower revenue impact described above coupled with a one-time charge related to our licensing agreement with a third party to publish the United Kingdom edition of Reader’s Digest magazine and sell other products under the Reader’s Digest brand. These were partially offset by reduced promotional investments, and overhead cost savings resulting from our 2011 headcount reduction initiatives.
Asia Pacific & Latin America
Revenue in our APLA segment for the three months ended September 30, 2012 decreased $12.8, or 22.3%, to $44.5, as compared to $57.3 for the three months ended September 30, 2011.  Excluding the negative effect of foreign currency translation of $3.5, revenue for the three months ended September 30, 2012 decreased $9.3 or 16.2%, as compared to the three months ended September 30, 2011.  The decline was primarily driven by a lower active customer base for our books and home entertainment products, most notably in Brazil; and declining magazine circulation across the region.

Operating profit in our APLA segment for the three months ended September 30, 2012 decreased $0.6, or 16.7%, to $3.0, as compared to $3.6 for the three months ended September 30, 2011.  Excluding the negative effect of foreign currency translation of $0.3, operating profit for the three months ended September 30, 2012 decreased $0.3 or 8.3%, as compared to the three months ended September 30, 2011.  The decrease was primarily due to lower revenue impact described above; partially offset by reduced promotional investments; and by overhead cost savings resulting from our 2011 headcount reduction initiatives, primarily in Asia.
Reportable segment financial information for nine months ended September 30, 2012, compared to nine months ended September 30, 2011:

	Successor Company
	Nine months ended September 30,
	2012	2011
Revenue
North America	$359.3	$459.2
Europe	281.2	388.0
Asia Pacific & Latin America	135.4	158.2
Subtotal	775.9	1,005.4
Intercompany eliminations	(5.5)	(5.1)
Fair value adjustments (a)	(16.5)	(40.5)
Total revenue	$753.9	$959.8
Operating profit (loss)
North America	$18.0	$34.9
Europe	(17.4)	(0.9)
Asia Pacific & Latin America	4.8	6.2
Subtotal	5.4	40.2
Corporate unallocated	(43.3)	(75.7)
Fair value adjustments (a)	(8.7)	(25.4)
Impairment of assets	(203.7)	(238.0)
Other operating items, net (b)	(3.4)	(16.7)
Operating loss	(253.7)	(315.6)
Interest expense	47.2	43.3
Gain on deconsolidation of subsidiary	(0.8)	(8.5)
Other income, net	(4.3)	(2.7)
Income tax benefit	(55.9)	(10.4)
Income (loss) from discontinued operations	16.5	(61.7)
Net loss	$(223.4)	$(399.0)

(a)
Fair value adjustments include the amortization of the fair value reduction to unearned revenue and related deferred cost accounts resulted from the application of fresh start accounting upon our emergence from bankruptcy.

(b)
Items included in other operating items, net consist of the following: (i) restructuring charges, representing the streamlining of our organizational structure; (ii) professional, contractual charges and other periodic costs related to the strategic repositioning of our businesses; (iii) gain or loss on the sale or disposal of assets; and (iv) pension curtailments.  See Note 4, Other Operating Items, Net, in the Notes to our September 30, 2012 Consolidated Financial Statements for further information.

Revenue
Revenue for the nine months ended September 30, 2012, decreased $205.9, or 21.5%, to $753.9, as compared to $959.8 for the nine months ended September 30, 2011.  Our revenue included the amortization of fair value adjustments, which reduced our unearned revenue recorded at our emergence from bankruptcy on February 19, 2010 as a result of fresh start accounting.  The amortization of fair value adjustments to unearned revenue reduced revenue by $16.5 for the nine months ended September 30, 2012 and $40.5 for the nine months ended September 30, 2011.

Excluding the negative effect of foreign currency translation of $38.7, and fair value adjustments, revenue for the nine months ended September 30, 2012 decreased $191.2, or 19.1%, as compared to the nine months ended September 30, 2011. Our revenue declines were driven by the sale of Every Day with Rachael Ray at the end of 2011; declining subscription renewals, along with lower per-copy rates across many of our magazine titles; and lower sales on books due in part, to decreased promotional investments in direct marketing efforts, along with continued attrition of our active customer base in North America. Our revenue declines were also driven by a lower active customer base, across many of our markets in Europe and Asia. This was, in part, resulting from our decision to scale back the frequency and intensity of promotional efforts to new customers, as our customer-centric strategy becomes more fully effected in these markets.
Product, Distribution and Editorial Expenses
Product, distribution and editorial expenses for the nine months ended September 30, 2012 decreased $92.7 to $346.5, as compared to $439.2 for the nine months ended September 30, 2011.  Excluding the positive effect of foreign currency translation of $17.0, product, distribution and editorial expenses for the nine months ended September 30, 2012 decreased $75.7, or 17.2%, as compared to the nine months ended September 30, 2011.  Our product, distribution and editorial expenses declined, primarily due to sales volume declines and the absence of costs for the Every Day with Rachael Ray publication.
Promotion, Marketing and Administrative Expenses
Promotion, marketing and administrative expenses for the nine months ended September 30, 2012 decreased $127.5 to $454.0, as compared to $581.5 for the nine months ended September 30, 2011.  Excluding the positive effect of foreign currency translation of $23.1, promotion, marketing and administrative expenses for the nine months ended September 30, 2012 decreased $104.4, or 18.0%, as compared to the nine months ended September 30, 2011.  The decline in promotion, marketing and administrative expenses was driven by sales volume declines and reduced promotional investments due to a smaller promotable customer base and execution of our customer-centric approach. The savings related to promotional investments to acquire new customers will continue to reduce our active customer bases, in so far as we are not replenishing customer names, leading to a smaller revenue base. The decline in promotion, marketing and administrative expenses was also driven by reduced overhead due to lower corporate costs, as discussed below, and cost savings resulting from our 2011 headcount reduction initiatives; and the absence of costs for the Every Day with Rachael Ray publication.
Operating (loss) profit
Operating loss for the nine months ended September 30, 2012 decreased $61.9 to $253.7, as compared to $315.6 for the nine months ended September 30, 2011.
We determined that an interim impairment test was necessary during the three months ended June 30, 2012. During the three months ended September 30, 2012, we finalized our second quarter 2012 interim test and determined a second interim impairment test was necessary. These analyses resulted in an impairment charge of $203.7 for goodwill, other intangible assets, and property and equipment, net. This conclusion to perform these interim impairment tests was based on certain indicators of impairment, including lower than expected results and a decline in our then most recent financial projections developed during the year. Our interim impairment test has also been impacted by declines in market comparables since our last annual impairment test. In addition, revenue declines in certain brands in our North America and Europe businesses resulted in the need to perform an interim impairment analysis on certain tradenames. Based on our interim impairment tests, our Europe reportable segment had goodwill and other intangible asset impairment charges of $92.7 and $27.3, respectively. Our North America reportable segment had goodwill and other intangible asset impairment charges related to our Canada reporting unit of $36.8 and $14.2, respectively; and other intangible asset impairment charges related to certain tradenames in our United States reporting unit of $25.6. We also had property and equipment impairment charges of $3.7 in our North America segment. We will continue to monitor the progress of our transformational changes to these businesses, the execution of performance against our financial projections and the impact on the value of our goodwill and other long-lived assets. See Note 3, Impairment of Assets, in the Notes to our September 30, 2012 Consolidated Financial Statements for further information.
Operating profit for our reportable segments (which does not include corporate unallocated expense, fair value adjustments, impairment of assets and other operating items, net) for the nine months ended September 30, 2012 decreased $34.8 to $5.4, as compared to $40.2 for the nine months ended September 30, 2011.  The impact of foreign exchange movements was minimal on our segment results during the nine months ended September 30, 2012.  The decrease was primarily driven by declining revenue impact, as described above; offset, in part, by reduced promotional investments and our more efficient promotional mailing practices under our customer-centric strategy; and overhead cost savings resulting, in part, from our 2011 restructuring initiatives.

Corporate unallocated expense for the nine months ended September 30, 2012 decreased $32.4 to $43.3, as compared to $75.7 for the nine months ended September 30, 2011.  The decrease is primarily driven by higher stock-based compensation expense in the prior year, associated with the April 2011 change in our Board of Director composition and related executive severance, and by decreased amortization from certain other intangible assets becoming fully amortized in previous periods. Additionally, in the nine months ended September 30, 2012, we reversed stock-based compensation expense related to the remeasurement of our liability-classified awards to reflect the estimated fair value of our common stock.
Other operating items, net for the nine months ended September 30, 2012 decreased $13.3 to $3.4, as compared to $16.7 for the nine months ended September 30, 2011. The decrease was primarily due to lower restructuring charges in the current period due to fewer restructuring activities; and charges in the prior year for professional fees associated with our chapter 11 filings and the application of fresh start accounting incurred after our emergence from bankruptcy.
Interest Expense
Interest expense for the nine months ended September 30, 2012 increased $3.9 to $47.2, as compared to $43.3 for the nine months ended September 30, 2011, including the amortization of deferred financing fees and bond discount of $6.0 and $3.2, respectively.  The increase was primarily the result of the write-off of deferred financing fees associated with the repayment and termination of the Senior Credit Facility in the first quarter of 2012, along with additional borrowings during 2012 under our 2012 Secured Term Loan; partially offset by decreased interest expense related to the Senior Secured Notes due the cash tender offer completed in June 2012.
Income Taxes
The income tax benefit for the nine months ended September 30, 2012 increased $45.5, to $55.9, as compared to a benefit of $10.4 for the nine months ended September 30, 2011. The income tax benefit for the nine months ended September 30, 2012 reflected the impact of impairments to non-deductible goodwill and identified intangibles, which were included in our annual effective tax rate, as they were no longer considered unusual in nature. The reported benefit for the nine months ended September 30, 2012 reflects a $20.6 tax benefit related to our domestic continuing operations, which is supported by taxable income generated by the sale of Allrecipes.com, a component of discontinued operations as well as a discrete tax benefit of $10.2 related to the settlement of certain tax audits and litigation. The income tax benefit for the nine months ended September 30, 2011 was impacted by the impairment in the quarter of non-deductible goodwill and identified intangibles previously recorded in fresh start accounting. This was recorded as a discrete benefit. The income tax benefit was further impacted by the establishment of a valuation allowance on certain US tax assets, offset by the reversal of valuation allowance previously recorded on certain of our state net operating loss carryforward.
Results of Operations: Reportable Segments
North America
Revenue in our North America segment for the nine months ended September 30, 2012 decreased $99.9, or 21.8%, to $359.3, as compared to $459.2 for the nine months ended September 30, 2011.  Excluding the negative effect of foreign currency translation of $1.3, revenue for the nine months ended September 30, 2012 decreased $98.6, or 21.5%, as compared to the nine months ended September 30, 2011. The decrease was primarily driven by the sale of Every Day with Rachael Ray at the end of 2011 and the closure of freshHome; declining subscription renewals, along with lower per-copy rates across many of our magazine titles; lower sales on books due in part, to decreased promotional investments in direct marketing efforts, along with continued attrition of our active customer base; lower sales across our children's books, due to lower demand for our product offerings; and decreased advertising in Canada. This was partially offset by increased advertising across our United States Reader’s Digest print and digital platforms and Haven Home Media, which we acquired in 2011.
Operating profit in our North America segment for the nine months ended September 30, 2012 decreased $16.9, or 48.4%, to $18.0, as compared to $34.9 for the nine months ended September 30, 2011.  Foreign currency translation had a minimal impact in the period.  The decrease was primarily driven by lower revenue described above, offset somewhat by the absence of the Every Day with Rachael Ray publication, which incurred an operating loss in the prior year; reduced promotion investments across some direct marketing efforts; and increased advertising across our United States Reader’s Digest print and digital platforms.

Europe
Revenue in our Europe segment for the nine months ended September 30, 2012 decreased $106.8, or 27.5%, to $281.2, as compared to $388.0 for the nine months ended September 30, 2011. Excluding the negative effect of foreign currency translation of $29.6, revenue for the nine months ended September 30, 2012 decreased $77.2, or 19.9%, as compared to the nine months ended September 30, 2011.  This decline was largely driven by a lower active customer base on our books and home entertainment products across the region. Our results reflect the continued impact of the continuing decline in our active customer base and reduction in promotional investments.
Operating loss in our Europe segment for the nine months ended September 30, 2012 increased $16.5, to $17.4, as compared to $0.9 for the nine months September 30, 2011.  Foreign currency translation had a minimal impact in the period.  The increase in operating loss was primarily due to lower revenue described above, and to a lesser extent, a one-time charge related to our licensing agreement with a third party to publish the United Kingdom edition of Reader’s Digest magazine and sell other products under the Reader’s Digest brand. This was partially offset by reduced promotional investments, as we scale back the intensity and mailing quantities for campaigns to certain customer segments and overhead cost savings resulting from our 2011 headcount reduction initiatives.
Asia Pacific & Latin America
Revenue in our APLA segment for the nine months ended September 30, 2012 decreased $22.8, or 14.4%, to $135.4, as compared to $158.2 for the nine months ended September 30, 2011.  Excluding the negative effect of foreign currency translation of $8.0, revenue for the nine months ended September 30, 2012 decreased $14.8, as compared to the nine months ended September 30, 2011.  The decline was primarily driven by lower circulation and advertising on certain magazine titles; and a lower active customer base for our books and home entertainment products, most notably in Brazil.
Operating profit in our APLA segment for nine months ended September 30, 2012 decreased $1.4 to $4.8, as compared to $6.2 for the nine months ended September 30, 2011.  Foreign currency translation had a minimal impact in the period.  This decrease was primarily due to the lower revenue described above, somewhat offset by reduced promotional activities and overhead cost savings resulting from our 2011 headcount reduction initiatives.
Liquidity and Capital Resources
Cash Flows
The consolidated statements of cash flows are summarized below:

	Successor Company
	Nine months ended September 30,
	2012	2011
Net change in cash due to:
Continuing operating activities	$(71.9)	$(84.9)
Discontinued operating activities	(19.6)	(12.7)
Operating activities	(91.5)	(97.6)
Continuing investing activities	169.9	(4.5)
Discontinued investing activities	2.3	(1.2)
Investing activities	172.2	(5.7)
Continuing financing activities	(105.2)	37.9
Discontinued financing activities	(0.2)	(0.1)
Financing activities	(105.4)	37.8
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.5)
Net change in cash and cash equivalents	(24.2)	(66.0)
Cash and cash equivalents at beginning of period	112.3	169.4
Cash and cash equivalents at end of period	$88.1	$103.4
Overview
At September 30, 2012, we had $88.1 of cash and cash equivalents.  During the nine months ended September 30, 2012, there was a net decrease in cash of $24.2, which was driven by lower operating cash flows and cash-collateralization of our stand-by letters of credit, which were previously supported by the Senior Credit Facility. Additionally, we repaid a portion of our debt, funded by the net proceeds from our sale of Allrecipes.com and our 2012 Secured Term Loan.

During the nine months ended September 30, 2011, there was a net decrease in cash of $66.0, which was primarily due to our February 2011 common stock repurchase, payments related to our change in control and our April 2011 Board Change, reorganization and restructuring payments, and investments in working capital as a consequence of lower operating cash flows due to reduced business activities, partially offset by borrowings under our Senior Credit Facility and cash inflow related to the sale of certain assets.
Cash flows from operating activities
Net cash used by continuing operating activities was $71.9 during the nine months ended September 30, 2012, which was driven by our current year operating loss; declines in our working capital driven by reductions in business activities; and prepaid production costs, due to timing.
Net cash used by continuing operating activities was $84.9 during the nine months ended September 30, 2011. The use of cash was driven by our operating loss, payments related to our April 2011 Board Change and reorganization and restructuring payments, along with investments in working capital, which primarily consisted of an accumulation of inventory in preparation for fulfilling third quarter promotion efforts and anticipated fourth quarter activity (primarily in Europe), prepaid promotion and production costs, and a decrease in accrued expense.  This was offset, in part, by the collection of accounts receivable.
Cash flows from investing activities
Net cash provided by continuing investing activities was $169.9 during the nine months ended September 30, 2012, primarily due to the sale of Allrecipes.com, which yielded $175.0 in gross proceeds, or approximately $150.0 in net proceeds, after our tax liability related to the gain on the sale and associated professional fees.  The net proceeds were primarily used to repay a portion of our outstanding debt and execute a tender offer on our Senior Secured Notes, as discussed in the "Debt" section below, and for capital expenditures. Our capital spending during the nine months ended September 30, 2012 also included routine capital expenditures.
Net cash used by continuing investing activities was $4.5 during the nine months ended September 30, 2011, primarily due to normal capital expenditures and investments in new enterprise planning and reporting platforms, along with cash outlay for our Haven Home acquisition, partially offset by proceeds from the sale of certain assets.
Cash flows from financing activities
 Net cash used by continuing financing activities was $105.2 during the nine months ended September 30, 2012.  During the first quarter of 2012, using net proceeds from our Allrecipes.com sale we executed repayment on our 2011 Secured Term Loan, including payment of an early prepayment penalty, repaid our Senior Credit Facility and cash-collateralized our standby letters of credit outstanding thereunder. During the second quarter of 2012, we executed the tender offer on our Senior Secured Notes. These cash outlays were offset, in part, by proceeds from our 2012 Secured Term Loan, funded on March 30, 2012.
Net cash provided by continuing financing activities was $37.9 during the nine months ended September 30, 2011, primarily due to borrowings under our Secured Term Loan, Unsecured Term Loan and net borrowings under our Senior Credit Facility.  This was offset by cash outlaid for our February 2011 repurchase of common stock and payments related to our Board Change, which were funded, in part, by the net borrowings under our Senior Credit Facility.  Additionally, we expended cash towards financing fees on the New Credit Facilities.
Debt
Our debt facilities at September 30, 2012 consisted of our Senior Secured Notes, 2011 Unsecured Term Loan and 2012 Secured Credit Facility.  See Note 10, Debt, in the Notes to our September 30, 2012 Consolidated Financial Statements for further information.

A summary of activity for our outstanding debt instruments is as follows:
·                  Senior Secured Notes and Indenture:  At September 30, 2012, $464.4, net of unamortized discount of $9.8, was outstanding under the Senior Secured Notes, reflecting repayment of $60.6, from our tender offer.  The Senior Secured Notes bear interest at a variable rate, which is reset quarterly, equal to LIBOR (subject to LIBOR floor of 3.0%) plus 6.5%.  The Senior Secured Notes are fully and unconditionally guaranteed, on a first priority basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries. The obligations and guarantees under the Senior Secured Notes are secured by a first priority security interest in substantially all of our assets. The Indenture governing the Senior Secured Notes includes various covenants that, among other things, restrict certain payments by us, restrict our ability to merge with another entity, incur or guarantee debt and sell or transfer assets. The Indenture governing the Senior Secured Notes also contains events of default customary for agreements of its type, including a cross-default provision that is triggered by a default under other indebtedness in a principal amount of $30.0 or more, that results from the failure to pay such indebtedness at its final maturity, or results in the holder of such indebtedness causing that indebtedness to become due before its final maturity (i.e. accelerated).
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
The 2012 Secured Credit Facility is fully and unconditionally guaranteed on a first priority secured basis, jointly and severally by ourselves and by substantially all of our existing and future wholly-owned direct and indirect domestic subsidiaries.  The obligations and guaranty under the 2012 Secured Credit Facility are secured by a first priority security interest in the same collateral that secures our Senior Secured Notes.  The 2012 Secured Credit Facility and the Senior Secured Notes are secured by the same collateral and rank pari passu with each other under the documentation governing such collateral; however, the 2012 Secured Credit Facility constitutes “Priority Payment Lien Obligations” under such documentation and enjoys priority (“first out”) treatment with respect to post-default dispositions and realizations of collateral thereunder. The 2012 Secured Credit Facility contains mandatory prepayment provisions in the event of certain events, including certain asset sales. The 2012 Secured Credit Facility includes various covenants that, among other things, restrict certain payments by us, restrict our ability to merge with another entity, incur or guarantee debt and sell or transfer assets and require us to meet certain financial ratios. The 2012 Secured Credit Facility also contains events of default customary for agreements of its type, including a cross-default provision that is triggered by an “event of default” under either the 2011 Unsecured Term Loan or the Indenture governing the Senior Secured Notes, the failure to make a payment on any other indebtedness in a principal amount of $18.0 or more, or a default that causes or permits the holder of such indebtedness to become due prior to its stated maturity (i.e. accelerated). On November 9, 2012, we obtained an amendment for the 2012 Secured Term Loan from the lender thereunder, which modified the financial covenants contained in the 2012 Secured Term Loan.
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

The 2011 Unsecured Term Loan includes various covenants that, among other things, restrict certain payments by us, restrict our ability to merge with another entity, incur or guarantee debt and sell or transfer assets and require us to meet a senior secured leverage ratio. The 2011 Unsecured Term Loan also contains events of default customary for agreements of its type, including a cross-default provision that is triggered by an “event of default” under certain indebtedness, including the Indenture governing the Senior Secured Notes, the failure to make a payment on any other indebtedness in a principal amount of $18.0 or more, or a default that causes or permits the holder of such indebtedness to become due prior to its stated maturity (i.e. accelerated).
On March 16, 2012, we obtained a waiver for the 2011 Unsecured Term Loan from the lenders thereunder, which waived compliance, as of December 31, 2011, with a financial covenant contained in the 2011 Unsecured Term Loan. On March 24, 2012, we amended the 2011 Unsecured Term Loan to increase the senior secured leverage ratio in the financial covenant for the quarter ended March 31, 2012 and thereafter.
In connection with the 2011 Unsecured Term Loan, the Company issued two tranches of warrants to the lenders.  See Note 13, Common Stock Warrants, in the Notes to our September 30, 2012 Consolidated Financial Statements for further information.
We were in violation of the financial covenants under our 2012 Secured Credit Facility as of September 30, 2012. We obtained an amendment from our lender, dated November 9, 2012, to modify the financial covenant levels for the fiscal quarter ended September 30, 2012 as follows, to prevent a default under the agreement governing the 2012 Secured Credit Facility: the total leverage ratio was modified from 6.25:1.00 to 7.50:1.00; the first-out first lien leverage ratio was modified from 0.70:1.00 to 0.85:1.00; and the cash interest coverage ratio was modified from 1.50:1.00 to 1.20:1.00. In addition, the amendment modified the variable rate per annum to plus 5.00% in the case of prime rate borrowings and 6.00% in the case of LIBOR borrowings and waived the requirement to deliver financial statements for the fiscal quarter ended September 30, 2012 within forty-five days of the end of such quarter, and provided that the financial statements for the fiscal quarter ended September 30, 2012 must be delivered within fifty days of the end of such fiscal quarter. Management believes however, that based on current projections and given the impact of continued business declines and transformation activities currently underway, our operating results will not be sufficient to satisfy the financial covenants in the 2012 Secured Credit Facility for the next several quarters. Accordingly, we have reclassified the 2012 Secured Credit Facility from non-current to current, in our consolidated balance sheet, as of September 30, 2012. Additionally, we have reclassified the 2011 Unsecured Term Loan from non-current to current in our consolidated balance sheet, as of September 30, 2012, due to certain cross-default provisions. We continue to classify the Senior Secured Notes as non-current, in our consolidated balance sheet, as of September 30, 2012, as there is no expectation of a cross-default because the 2012 Secured Term Loan was not accelerated by the lender.
We were in compliance with all other covenants contained in our debt agreements as of September 30, 2012. Our ability to comply with the other covenants in our debt agreements, including in our 2011 Unsecured Term Loan, which requires us to meet a senior secured leverage ratio, depends on our results of operations and the speed with which we can execute our operational and strategic initiatives and their outcomes.
We are currently in negotiations with our lender to further amend the 2012 Secured Term Loan to revise the financial covenants to levels that we believe are attainable based on our updated projections and strategic plan, inclusive of our transformation efforts described above (including assumptions regarding the successful sale and licensing of some international businesses). However, there can be no assurance that an agreement will be reached. The failure to comply with the financial covenants under the 2012 Secured Credit Facility would constitute an event of default, which would give the lenders under that facility the right to accelerate payment of their loans and which in turn could create an event of default under our 2011 Unsecured Term Loan and our Senior Secured Notes. Based on our relationships and ongoing discussions with our lenders, we believe it is reasonably likely that we would be successful in obtaining such waivers and/or amendments. It is possible that, as part of granting any such waivers or amendment, the lenders will require us to pay consent fees and/or insist on modifications to the applicable agreements that could place additional restrictions on our operations and would restrict our ability to respond to future financial or operational challenges. However, it is impossible to predict with certainty that we would be able to obtain an amendment or waiver or repay the 2012 Secured Credit Facility. If we are unable to do so, our lender could declare all outstanding principal and interest under the 2012 Secured Credit Facility to be due and payable, which in turn could create an event of default under our 2011 Unsecured Term Loan and our Senior Secured Notes, and we might not be able to meet these obligations.
Sufficiency of capital resources

Our primary sources of operating cash are revenue from non-magazine products (including single and series book sales, music, video and DVD products), magazine related products (including subscription revenue, advertising revenue and newsstand revenue) and non-published products and services (including vitamins and related health products, jewelry, merchandise, wine, mailing list rentals and royalty and license agreements).  Recently, our sources of cash have also included the sales of assets and financing sources, including proceeds from the issuance of the Senior Secured Notes, as well as borrowings under the 2012 Secured Credit Facility.  Our primary uses of cash are product and promotional costs; administrative expenses, including compensation, services and supplies; debt service; and income taxes.
Our operating cash flows are impacted by, among other things, the following items: (i) the speed with which we manage our cost structure in response to operating margin compression, (ii) customer demand for our products, (iii) the impact of the global financial environment on our customers and the stability of the financial, foreign exchange, equity and credit markets, (iv) the ability or willingness of our vendors to supply products and services to us on favorable terms and (v) rapid changes in the highly competitive market in which we operate. In addition, the extent to which we operate our international businesses under a licensing model (or, alternatively, sell or shut down some or all of the businesses) will impact our operating cash flows.
Since emerging from Chapter 11 in February 2010, we have experienced operating losses and cash flow deficits.  Deteriorating macroeconomic and industry conditions and uncertainty have had a significant negative impact on the demand for our products and, therefore, the cash flows of our businesses.  Most of our revenue is based upon discretionary spending by consumers, which is influenced by customer preferences and general economic conditions.  Customer demand has declined in recent periods due to changing preferences as a result of increased competition from alternative content providers and pricing pressures.  In addition, a longer term trend has been a decrease in revenue from advertising as budgets have scaled back and advertisers have shifted their investments to more directed platforms, including the internet.  We initiated various measures in 2011 and 2012 to mitigate the impact on our cash flows, including reducing our cost structure by lowering headcount and overhead expenses.  In addition, we decided to pursue a strategy of licensing our international businesses to provide a more predictable and stable income stream and thereby reduce debt. Notwithstanding these initiatives, in recent periods our business continued to face a number of challenges, including declines in our active customer and subscriber bases, declining sales of our book products and softness in our international markets and in advertising in several of our publications, which have had an adverse impact on our results of operations.  Further, our businesses continue to be impacted by the continued reduction in promotional investments, as we migrate towards a more focused customer-centric and digital-based approach and discontinue efforts towards acquiring new customers for traditional direct marketing purposes and as we continue to reduce costs. We expect some of these conditions to continue throughout 2012 and through 2013.
In addition to the initiatives discussed above, we have taken steps to sell or shutdown several non-core or underperforming businesses. During the first quarter of 2012, we sold our Weekly Reader and our Allrecipes.com businesses.  Proceeds of $3.4 from the Weekly Reader sale were not material.  The net proceeds from the Allrecipes.com sale of approximately $150.0 were primarily used to repay the 2011 Secured Term Loan, the Senior Credit Facility and related fees, to repurchase a portion of our Senior Secured Notes, and for certain capital expenditures as permitted by the Indenture. In addition, during the first quarter of 2012, we shut down our Worldwide Country Tours business and our RD Bulgaria operations. These initiatives continued in the second quarter of 2012, as we have taken steps to sell businesses in Mexico and Argentina, and shut down businesses in Ukraine, Kazakhstan and China. We also closed the sale of our LED business on July 2, 2012 and we closed on the sale of our Spain and Portugal businesses on July 31, 2012. See Note 7, Discontinued Operations and Assets Held for Sale, in the Notes to our September 30, 2012 Consolidated Financial Statements for further information.
As of September 30, 2012, we had $88.1 in cash and cash equivalents, of which approximately $59.1 was held by foreign subsidiaries.  While the tax-related impact of repatriation of cash on hand from our foreign subsidiaries to the United States is not expected to be material in the near term, at any given time, approximately $50.0 to $60.0 of our global cash is generally unavailable for general corporate use as it is held in various worldwide bank accounts for local needs, such as prefunding payrolls and certain payables, and local working capital needs.  Further, at any given time, we generally have legally or contractually restricted cash of $12.0 to $18.0, required for sweepstakes deposits, cash collateral for credit card transactions and postal deposits. We are also involved in a dispute with the tax authorities in Brazil, against which we paid $4.5 in April 2012 and in which we continue to pay incremental taxes under protest. In addition, on August 23, 2012, we announced that we had reached a settlement of all legal proceedings with the Federal Trade Commission staff on the FTC's allegations regarding the marketing campaign for the Ab Circle Pro fitness product, pursuant to a Consent Order under which we agreed to pay between approximately $13.8 and $23.8 for consumer redress.

In light of the uncertainty that we will have sufficient cash flows to meet our working capital requirements, we are taking further steps to reduce our cash requirements. We are continuing our process to sell international assets and license our underlying intellectual property related to these businesses, and have received positive initial interest on these initiatives. We also continue to pursue reductions to our cost infrastructure, commensurate with our plans to create a smaller, simpler business, including reductions in workforce, direct costs and operating efficiencies. In addition, we are transforming our North America business to make it more competitive and profitable in the longer-term, by moving towards a multi-channel marketing approach for targeted products. We cannot assure you, however, that we will be able to successfully implement these initiatives or that, even if we are able to implement them, these initiatives will be sufficient to fully address our liquidity needs.
Our ability to meet our working capital, capital expenditure, restructuring costs, debt service and other funding requirements is dependent on our ability to successfully execute our strategic initiatives, including (i) licensing or exiting some or all of our international businesses; (ii) further reductions in our debt levels; (iii) continued reductions in direct costs and corporate overhead; and (iv) a stabilization in operating results in our North America business. If we are not able to successfully execute these initiatives in a timely manner or if we experience additional adverse impacts that we are unable to adequately anticipate, we believe that we will not have sufficient cash flow to meet our working capital, debt service and other liquidity requirements for the next twelve months, which would have a material adverse impact on our business.
We currently do not have any other sources of cash, other than our cash on hand and operating cash flows. If our cash on hand and cash flows from operations are not sufficient to fully fund our working capital and other liquidity requirements, we would need to obtain funding from other sources.  However, we expect that, as a result of the factors described above, including current economic and market conditions, our current leverage and recent operating results, and our current credit ratings, it would be difficult for us to obtain additional debt or equity financing on terms that are acceptable to us, if at all.  Also, our debt agreements contain covenants that limit our ability to incur additional debt, and those lenders may be unwilling to modify or waive those covenants if such modifications or waivers are necessary.  In addition, while affiliates of certain of our shareholders provided us with funds in the past under the 2011 Secured Term Loan and the 2011 Unsecured Term Loan, neither they nor any other shareholders have agreed or are under any obligation to provide us with any further funding.  If, under such circumstances we were unable to obtain additional financing, we would need to pursue one or more alternative solutions to generate cash and reduce our cash requirements, such as selling additional assets or restructuring our balance sheet through, among other things, amendments, modifications, tender or exchange offers or other negotiated transactions with our lenders, bondholders and other constituents. We cannot be certain that any such transactions will be successful.
An important factor that has an impact on our ability to obtain financing, and the cost to us of such financing, is our corporate credit ratings, which were downgraded by both Moody's and Standard & Poor's during the third quarter of 2012.  Our current corporate credit ratings and outlooks are summarized below:

Rating Agency	Rating	Outlook
Moody’s	Caa1	Negative
Standard & Poor’s	CCC-	Negative
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
Collateral requirements
The Senior Secured Notes and our 2012 Secured Credit Facility are secured by a first priority security interest on substantially all of the assets of the Company and the Guarantors, including 100.0% of the capital stock of the Company and its domestic subsidiaries and 65.0% of the capital stock of their respective first-tier foreign subsidiaries, in each case subject to certain exceptions (including that the capital stock of subsidiaries no longer collateralizes the Senior Secured Notes upon reaching certain significant thresholds) set forth in the Indenture and related documentation.
As of September 30, 2012, excluding intercompany assets, our non-guarantor subsidiaries represented approximately 41.2% of our total assets.  The value of the collateral in the event of liquidation may be materially different from book value.
Significant Accounting Policies
Below is an update to our critical accounting policies, as included in our audited consolidated December 31, 2011 financial statements and accompanying notes.

During the three months ended September 30, 2012, we concluded that interim impairment tests for goodwill were necessary for our Europe and Canada reporting units. This conclusion was based on certain indicators of impairment, including lower than expected results and a decline in our most recent financial projections. Our interim impairment test has been impacted by declines in market comparables since our last annual impairment test. Revenue declines in certain brands in our North America businesses resulted in the need to perform an interim impairment analysis on certain tradenames.
We determined that an interim impairment test was necessary during the three months ended June 30, 2012. During the three months ended September 30, 2012, we finalized our second quarter 2012 interim test and determined a second interim impairment test was necessary. These analyses resulted in an impairment charge of $203.7 for goodwill, other intangible assets, and property and equipment, net. We estimated the fair value of the Europe and Canada reporting units based on a combination of the income and market multiple approaches.  Generally, we place a greater significance on the income approach.  We estimated the fair value of our tradenames using the relief from royalty method. During three months ended September 30, 2012, the discount rate used in our impairment tests ranged from 15.0% to 16.0%; the near-term growth rates ranged from (21.2)% to 9.1%; and the perpetual growth rates ranged from 0.0% to 2.0%.  See Note 3, Impairment of Assets in the Notes to our September 30, 2012 Consolidated Financial Statements for further information.
The financial forecast utilized for purposes of the impairment analysis was an estimate of reasonable expected-case financial results that a market participant would expect the Company to generate in the future.  While the Company believes the assumptions used in the interim impairment analyses are reasonable, our analyses are sensitive to adverse changes in the assumptions used in the valuations.  In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate and market multiple assumptions could produce significantly different results for the impairment analyses.  Internal and external factors could result in changes in these assumptions against actual performance which may result in future impairment tests and charges.  Internal and external factors that could negatively impact our key assumptions include a decline in the stock market that would reduce relative valuations of comparable peer-group companies; a decrease in economic outlook or expectation for the publishing industry; certain strategic initiatives are not realized or achieved at the level expected; an increase in interest rates, borrowing rates and other measures of risk, which would increase the discount rate applied to future cash flows and reduce the present value of future cash flows; and a result in an actual financial performance that is lower than anticipated. We will continue to monitor any changes in circumstances for indicators of impairment.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exchange rate risk
The functional currency for our foreign operations is the local currency.  In the normal course of business, significantly all of the transactions of our foreign operations occur in local currencies.  However, on occasion, certain transactions are conducted in currencies that differ from the local currency.  Our earnings are sensitive to the impact of changes in foreign currency exchange rates on certain identifiable transactions.  We seek to manage this exposure in part through operational means, to the extent possible, by matching functional currency revenue and costs, and matching functional currency assets and liabilities.  Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our consolidated statements of comprehensive loss along with the underlying transactions.  As of September 30, 2012, our financial instruments consisted of short-term receivables and payables whose carrying value approximated fair value.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012 because of a material weakness in its internal control over financial reporting described below. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
The Company did not maintain effective internal control over its goodwill impairment analyses, including related review. Specifically, the Company did not appropriately perform its Step 2 analyses in accordance with ASC Topic 350, Intangibles - Goodwill and Other. This control deficiency resulted in errors in the Company's 2011 and 2012 interim and 2011 annual consolidated financial statements. See Note 2, Revision of Prior Period Consolidated Financial Statements, for further information.
While we did not consider the errors identified to be material to the total impairment charge or overall consolidated financial statements for the periods affected, we believe it is reasonably possible this control deficiency could have resulted in a material misstatement to the Company's consolidated financial statements that would not have been prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness as of September 30, 2012.
Changes in Internal Control over Financial Reporting
Other than the material weakness noted above, there were no other changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness
Management has discussed this material weakness with the Audit Committee of its Board of Directors. To address this material weakness in internal controls, beginning in the fourth quarter of 2012, management designed and is implementing remediation measures described below to address the material weakness and enhance the Company's internal control over financial reporting. Remediation measures will include the following:

•	Develop enhanced policies and procedures around the monitoring and review of the goodwill impairment analysis.

•	Develop enhanced analytical procedures around the goodwill impairment analysis.
Management believes that the remediation measures described above will strengthen the Company's internal control over financial reporting and will remediate the identified material weakness. As management continues to evaluate and work to enhance internal control over financial reporting, management may determine that additional measures must be taken to address this control deficiency or may determine that it needs to modify or otherwise adjust the remediation measures described above.
PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
From time to time, we are involved in a variety of lawsuits, investigations and proceedings that arise in the ordinary course of business.
As previously disclosed, we had been involved in consent negotiations with the Federal Trade Commission ("FTC") following a Civil Investigative Demand it issued in April 2010, regarding the marketing of the Ab Circle Pro fitness product, to Direct Entertainment Media Group, Inc. ("DEMG"), a subsidiary of The Reader's Digest Association, Inc. (“RDA”), as well as certain third parties involved in the manufacture and promotion of the product.
On August 23, 2012, we announced that DEMG and Direct Holdings Americas Inc. (“DHA”), a former subsidiary of RDA that was sold on July 2, 2012, had reached a settlement of all legal proceedings with the FTC on the FTC's allegations regarding the marketing campaign for the Ab Circle Pro fitness product, under a Consent Order that provides for injunctive relief and consumer redress. RDA, as the parent company, was named in the Consent Order as a relief defendant. Under the terms of the settlement, none of the parties have admitted any wrongdoing or liability.
Pursuant to the Consent Order, RDA, DEMG and DHA agreed to pay between approximately $13.8 and $23.8 for consumer redress. As the parent company of DEMG and former parent company of DHA, RDA is responsible for payment of the settlement amount but is not subject to the injunctive provisions of the Consent Order. In light of the discontinuation of the operations of DEMG and the sale of DHA, the injunctive provisions of the Consent Order are not expected to materially impact RDA's future marketing activities.
The FTC Stipulated Final Judgment was approved by the United States District Court for the Southern District of Florida and the Consent Order was entered on August 28, 2012. The settlement required payment of $5.0 within 5 days of the entry of the consent order and requires another payment of $5.0 within 180 days of the entry of the consent order, and $3.8 within 270 days of the entry of the consent order. In addition, the order requires a payment of up to an additional $10.0, payable within 365 days of the entry of the consent order, such amount to be determined based on the consumer refund claims received by the FTC. Upon a failure to make any payment when due, a judgment in the amount of $31.7 (less any amounts previously paid) would become immediately due and payable. No cash reserve has been established for the settlement; however, the liability has been accrued in accordance with U.S. GAAP.
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

Item 1A.  Risk Factors
There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as set forth below.  The following Risk Factors contained in our Annual Report have been amended and restated as follows:
If we do not generate sufficient cash flows from operations in the future, we may require additional cash resources, which may not be available on favorable terms, or at all.
Since emerging from chapter 11 in February 2010, we have experienced recurring operating losses and cash flow deficits. Deteriorating macroeconomic and industry conditions and uncertainty have had a significant negative impact on the demand for our products and, therefore, the cash flows of our businesses. Our ability to fund operations and make payments on our indebtedness will depend on our ability to generate cash in the future. In addition, our business is highly seasonal, which results in working capital fluctuations during the year.
Our ability to generate cash to meet our working capital, capital expenditure, restructuring costs, debt service and other funding requirements is dependent on our ability to successfully execute our strategic initiatives, including (i) licensing or exiting some or all of our international businesses; (ii) further reductions in our debt levels; (iii) continued reductions in direct costs and corporate overhead; and (iv) a stabilization in operating results in our North America business. If we are not able to successfully execute these initiatives in a timely manner or if we experience additional adverse impacts that we are unable to adequately anticipate, we believe that we will not have sufficient cash flow to meet our working capital, debt service and other liquidity requirements for the next twelve months. This could have a material adverse effect on our business.
We currently do not have any other sources of funds, other than cash on hand and operating cash flows. We therefore may need to raise additional cash to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise capital, if needed, will depend on, among other things, conditions in the capital and financial markets at the time, which are outside of our control, our financial performance and the limitations under our debt agreements. If we were unable to obtain additional financing, we would need to pursue one or more alternative solutions to generate cash and reduce our cash requirements, such as selling additional assets or restructuring our balance sheet through, among other things, amendments, modifications, tender or exchange offers or other negotiated transactions with our lenders, bondholders and other constituents. We cannot assure you that any such transactions will be successful.
Further non-cash impairment of goodwill and intangible assets is possible, depending upon future operating results.
The carrying value of goodwill represents the fair value of our business in excess of identifiable assets and liabilities. The carrying value of other intangibles represents the fair value of trademarks, tradenames, copyrights, customer relationships and other acquired intangibles. Goodwill and other acquired intangibles that are expected to contribute indefinitely to our cash flows are not amortized but must be evaluated by management at least annually for impairment, or earlier upon the occurrence of events or circumstances that indicate there may be an impairment charge. If carrying value exceeds current fair value, the goodwill or intangible asset is considered impaired and is reduced to fair value via a charge to earnings. Some factors that have affected our impairment assessment include the operating cash flows of our business, the volatility of the market with respect to the industry in which we operate, and our ability to predict the timing and success of implementation of our business transformation initiatives. Although these charges would be non-cash in nature and would not affect our operations or cash flow, they would adversely affect stockholders' equity and reported results of operations in the period charged. During the nine months ended September 30, 2012, we performed two interim impairment tests, resulting in impairment charges of $132.9 for goodwill and $67.1 for tradenames and other intangible assets. Although we impaired the remaining goodwill balances of Europe and Canada as part of these 2012 interim impairment tests, further impairment charges against goodwill in the United States or APLA, or against our other intangible assets, are possible. Refer to Note 3, Impairment of Assets in the Notes to our September 30, 2012 Consolidated Financial Statements for further information. Should management determine in the future that our goodwill or other intangible assets have become further impaired, our earnings may be materially and adversely affected.

In addition, the following is an additional or modified risk affecting the Company:
A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in our debt agreements, which could result in defaults under those agreements.
Our ability to comply with the covenants in our debt agreements depends on our results of operations and the extent to which we can execute our operational and strategic initiatives. Given the continuing impact of adverse economic, financial and industry conditions on the demand for consumer products and advertising, as well as the negative pressures our core businesses have continued to face, including declining active customer and subscriber bases, investment constraints restricting acquisition of new customers and lower sales on traditional book product lines, there is uncertainty as to whether we will be able to generate results from operations or reduce our debt through asset sales sufficiently to enable us to remain in compliance with the covenants in our debt agreements, particularly the financial covenants contained in our 2012 Secured Credit Facility, for future periods. As noted elsewhere in this report, we were in violation of the financial covenants in our 2012 Secured Credit Facility as of September 30, 2012, for which we obtained an amendment to prevent a default, and we believe that based on current projections and given the impact of continued businesses declines and transformation activities currently underway, our operating results will not be sufficient to satisfy the financial covenants in the 2012 Secured Credit Facility for the next several quarters.
A breach of the financial covenants in our 2012 Secured Credit Facility could result in a default under that facility, and we may in the future need to obtain amendments or waivers from the lenders to avoid such a default. We may be unable to obtain any such waiver or amendment, which would result in an event of default under the 2012 Secured Credit Facility, and by reason of cross-acceleration or cross-default provisions, could create a default under our Senior Secured Notes or our 2011 Unsecured Term Loan. Upon such a default, our creditors could declare all amounts outstanding to be immediately due and payable, and we may be unable to meet those obligations.
If we were unable to repay amounts due under our debt agreements, the lenders under our 2012 Secured Credit Facility and the Senior Secured Notes could proceed against the collateral granted to them to secure that indebtedness and institute foreclosure proceedings against our assets. A substantial portion of our assets serve as collateral under the 2012 Secured Credit Facility and the Senior Secured Notes. If those lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the 2012 Secured Credit Facility and the Senior Secured Notes, as well as our unsecured indebtedness. We could be forced to sell assets or to restructure our balance sheet through, among other things, amendments, modifications, tender or exchange offers or other negotiated transactions with our lenders, bondholders and other constituents. We cannot be certain that any such transactions will be successful.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of common stock by the Company during the quarter ended September 30, 2012.  We made no unregistered sales of our equity securities during the quarter ended September 30, 2012.
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

RDA HOLDING CO.

Dated: November 19, 2012	By:	/s/ Robert E. Guth
Robert E. Guth
President and Chief Executive Officer